Form 10-Q
period 2018-09-30
Verrica Pharmaceuticals Inc.
filed 2018-11-07
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class of Common Stock	Outstanding Shares as of November 2, 2018
Common Stock, $0.0001 par value	25,696,371

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$38,311	$8,663
Marketable securities	58,664	—
Prepaid expenses and other assets	1,702	420
Total current assets	98,677	9,083
Property, plant and equipment, net	114	—
Deposits	14	—
Total assets	$98,805	$9,083
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,067	$153
Accrued expenses	1,346	449
Accounts payable and accrued expenses - related party	38	14
Total current liabilities	2,451	616
Total liabilities	2,451	616
Commitments and Contingencies (Note 5)
Convertible preferred stock - Series A - 0 and 21,302,972 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	10,508
Convertible preferred stock - Series B - 0 and 1,937,984 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	5,000
Total convertible preferred stock	—	15,508
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 and 33,236,900 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 25,801,515 shares issued and 25,696,371 shares outstanding as of September 30, 2018 and 3,804,643 shares issued and 3,699,499 shares outstanding as of December 31, 2017, respectively	3	—
Treasury stock, at cost, 105,144 shares as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	123,365	5,394
Accumulated deficit	(27,007)	(12,435)
Accumulated other comprehensive loss	(7)	—
Total stockholders’ equity (deficit)	96,354	(7,041)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$98,805	$9,083

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$3,484	$1,120	$8,022	$2,612
General and administrative	3,681	238	7,170	411
Total operating expenses	7,165	1,358	15,192	3,023
Loss from operations	(7,165)	(1,358)	(15,192)	(3,023)
Other income (expense):
Interest income	427	—	621	—
Other expense	(1)	—	(1)	—
Interest expense - related party	—	(1)	—	(1)
Total other income (expense)	426	(1)	620	(1)
Net loss	$(6,739)	$(1,359)	$(14,572)	$(3,024)

Net loss per share, basic and diluted	$(0.27)	$(0.48)	$(1.30)	$(1.06)
Weighted average common shares outstanding, basic and diluted	24,847,512	2,850,640	11,230,401	2,850,143

Net loss	$(6,739)	$(1,359)	$(14,572)	$(3,024)
Other comprehensive loss:
Unrealized loss on marketable securities	(7)	—	(7)	—
Comprehensive loss	$(6,746)	$(1,359)	$(14,579)	$(3,024)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

													Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible								Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Issued	Amount	PaidIn Capital	Deficit	Shares	Cost	Loss	(Deficit)
Balance as of December 31, 2017	21,302,972	$10,508	1,937,984	$5,000	—	$—	3,804,643	$—	$5,394	$(12,435)	105,144	$—	$—	$(7,041)
Stock-based compensation	—	—	—	—	—	—	—	—	3,099	—	—	—	—	3,099
Series C convertible preferred stock	—	—	—	—	4,606,267	21,000	—	—	—	—	—	—	—	—
Issuance costs for Series C preferred	—	—	—	—	—	(7)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(21,302,972)	(10,508)	(1,937,984)	(5,000)	(4,606,267)	(20,993)	16,246,872	2	36,499	—	—	—	—	36,501
Issuance of common stock in connection with IPO, net of offering costs	—	—	—	—	—	—	5,750,000	1	78,373	—	—	—	—	78,374
Net loss	—	—	—	—	—	—	—	—	—	(14,572)	—	—	—	(14,572)
Unrealized loss on marketable securities													(7)	(7)
Balance as of September 30, 2018	—	$—	—	$—	—	$—	25,801,515	$3	$123,365	$(27,007)	105,144	$—	$(7)	$96,354

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,572)	$(3,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,099	3
Accretion of discounts on marketable securities	(47)	—
Depreciation expense	10	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,296)	(531)
Accounts payable	914	710
Accrued expenses	897	(22)
Accounts payable and accrued expenses - related party	24	128
Net cash used in operating activities	(10,971)	(2,736)
Cash flows from investing activities
Purchases of marketable securities	(58,624)	—
Purchases of property, plant and equipment	(124)	—
Net cash used in investing activities	(58,748)	—
Cash flows from financing activities
Proceeds from the issuance of common stock in connection with IPO	86,250	—
Payment of offering cost in connection with issuance of common stock in connection with IPO	(7,876)	—
Proceeds received from Series A preferred stock subscription receivable	—	2,700
Stock issuance costs related to Series A preferred stock	—	(95)
Proceeds received from issuance of Series C preferred stock	21,000	—
Stock issuance costs related to Series C preferred stock	(7)	—
Net cash provided by financing activities	99,367	2,605
Net increase (decrease) in cash and cash equivalents	29,648	(131)
Cash and cash equivalents at the beginning of the period	8,663	527
Cash and cash equivalents at the end of the period	$38,311	$396

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1

Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock into common stock	$36,501	$—

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, the Company had an accumulated deficit of $27.0 million.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds.

The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. There were no marketable securities with a maturity of greater than one year as of September 30, 2018. Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive loss included in stockholders’ equity (deficit).

The following table presents the Company’s marketable securities as of September 30, 2018 (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial paper	$34,569	$—	$(1)	$34,568
U.S. treasury securities	12,702	—	(1)	12,701
Asset-backed securities	11,400	—	(5)	11,395
Total marketable securities	$58,671	$—	$(7)	$58,664

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash, cash equivalents and marketable securities are financial instruments that are potentially subject to concentrations of credit risk. The Company’s deposits are in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.

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

The following table presents fair value of the Company’s marketable securities as of September 30, 2018 (in thousands):

	Fair Value Measurement as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commercial paper	$—	$34,568	$—	$34,568
U.S. treasury securities	12,701	—	—	12,701
Asset-backed securities	—	11,395	—	11,395
Total assets	$12,701	$45,963	$—	$58,664

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of September 30,
	2018	2017
Shares issuable upon conversion of Series A Preferred	—	12,428,773
Shares issuable upon exercise of stock options	1,507,268	90,429
Non-vested shares under restricted stock grants	848,859	848,859

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the provisions of the guidance and has not determined the impact of adoption on its financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

For the three months ended September 30, 2018 and 2017, the Company incurred expenses under the SA of $150,000 and $7,500, respectively, which were primarily included in general and administrative expenses. For the nine months ended September 30, 2018 and 2017, the Company incurred expenses under the SA of $307,500 and $22,500, respectively, which were primarily included in general and administrative expenses.

As of September 30, 2018 and December 31, 2017, the Company had a payable due to PBM Capital Group, LLC and its affiliates of $38,000 and $14,000, respectively. These balances include amounts due for other miscellaneous expenses incurred by PBM Capital Group, LLC and its affiliates.

Note 4—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Compensation and related costs	$855	$49
Clinical trials and drug development	83	233
Consulting - former Chief Scientific Officer	282	—
Professional fees	26	129
Other	100	38
Total accrued expenses	$1,346	$449

Note 5—Commitments and Contingencies

Litigation

As of September 30, 2018 and December 31, 2017, there was no litigation against the Company.

Supply Agreement and Purchase Order

On March 22, 2018, the Company executed a purchase order with a supplier, denominated in Chinese yuan, pursuant to which the Company agreed to purchase approximately $2.3 million of crude cantharidin material. As of September 30, 2018, the Company purchased approximately $0.5 million of crude cantharidin material under this purchase order.

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

The Consulting Agreement provides for cash payments to the former CSO of $29,375 per month for the first 12 months of the agreement. After the first 12 months, the former CSO will receive $300 per hour for each hour of consulting services provided. As of September 30, 2018, $0.3 million was accrued under this Consulting Agreement.

Note 6—Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 and 33,236,900 shares of common stock, $0.0001 par value per share, as of September 30, 2018 and December 31, 2017, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

The IPO Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The IPO Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company has initially reserved 3,738,199 shares of common stock for issuance under the IPO Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the IPO Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of September 30, 2018, 1,989,033 shares were available for grant under the IPO Plan.

Stock Options

The Company’s employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the nine months ended September 30, 2018 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2022, are nontransferable, and have term expiration dates set to expire through 2028.

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

The grant date fair value of employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three and nine months ended September 30, 2018 and 2017 to estimate the fair value of employee stock option awards:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017*	2018	2017
Exercise price	$14.36 - $16.32	—	$6.52 - $16.32	$0.90
Risk-free rate of interest	2.80% - 3.03%	—	2.58% - 3.03%	1.92% - 2.23%
Expected term (years)	6.19	—	6.13	6.25
Expected stock price volatility	79.31% - 83.18%	—	70.58% - 83.67%	79.02% - 79.12%
Weighted average estimated fair value share price	$10.90	—	$6.91	$0.12
Dividend yield	—	—	—	—

*	The Company did not grant stock options during the three months ended September 30, 2017.

Non-employee options are remeasured to fair value each period through operations using a Black-Scholes option-pricing model until the options vest. There were no stock options granted to non-employees during the three and nine months ended September 30, 2018 and 2017. Key assumptions used to estimate the fair value of the non-employee stock options measured during the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Exercise price	$0.90	$0.90	$0.90	$0.90
Risk-free rate of interest	2.81% - 3.01%	2.16% - 2.33%	2.33% - 3.01%	2.16% - 2.48%
Expected term (years)	7.54	8.54	7.67	8.61
Expected stock price volatility	79.34% - 83.81%	77.92% - 78.84%	68.98% - 83.81%	77.92% - 79.12%
Weighted average share price	$15.78	$0.15	$13.92	$0.15
Dividend yield	—	—	—	—

The following table summarizes the Company’s employee stock option activity under the 2013 Plan and the IPO Plan for the nine months ended September 30, 2018:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2017	17,502	$0.90
Options granted	1,416,839	8.31
Outstanding as of September 30, 2018	1,434,341	$8.22	9.4	$11,517,050
Options vested and exercisable as of September 30, 2018	7,294	$0.90	8.3	$111,963

The following table summarizes the Company’s non-employee stock option activity under the 2013 Plan and the IPO Plan for the nine months ended September 30, 2018:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2017	72,927	$0.90
Options granted	—	—
Outstanding as of September 30, 2018	72,927	$0.90	7.5	$1,119,429
Options vested and exercisable as of September 30, 2018	52,265	$0.90	7.5	$802,268

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the employee stock option grants during the nine months ended September 30, 2018 and 2017 was $6.91 and $0.12, respectively. As of September 30, 2018, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $7.0 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

Restricted Stock

The following table summarizes restricted stock award activities for the nine months ended September 30, 2018:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2017	848,859	$0.33
Granted	—	—
Nonvested at September 30, 2018	848,859	$0.33

As of September 30, 2018, the total unrecognized compensation expense related to the nonvested shares was $0.3 million. No compensation expense has been recognized for these nonvested shares as these shares are performance-based and the triggering event was not determined to be probable as of September 30, 2018.

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2018 and 2017 as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$40	$—	$507	$3
General and administrative	1,476	—	2,592	—
Total stock-based compensation	$1,516	$—	$3,099	$3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited condensed financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2016 and 2017 included in our final prospectus dated June 14, 2018, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Our financial statements have been prepared in accordance with U.S. GAAP.

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

In September 2018, we announced positive results from our Phase 2 Innovate clinical trial of VP-102 for the treatment of molluscum. Innovate is an open label, single-center trial with the primary objective to determine any potential systemic exposure from a single 24-hour dermal application of VP-102 when applied to molluscum lesions on pediatric subjects 2 years of age and older. The trial enrolled 33 subjects into either the exposure group (n=17) or the standard group (n=16) with 32 subjects completing the trial. Following an initial treatment of all subjects with VP-102 and a 21-day evaluation period, treatment continued once every 21 days for three additional applications allowing further evaluation of safety, efficacy and impact on quality of life. Systemic exposure was negligible, as indicated by plasma drug levels that were below the limits of quantification in 65 of 66 samples which were taken either pre-dose or post-dose at time points of 2, 6 and 24 hours after treatment with VP-102. One sample was above the limit of quantification at 2 hours after VP-102 treatment, but systemic exposure was not detectable at the 6-hour and 24-hour time points in this subject. At the end of trial visit at week 12, there was a median reduction in molluscum lesions of 98% compared to baseline across all enrolled subjects and 50% of subjects who completed the trial experienced complete clearance of their treatable molluscum lesions. The safety profile observed during the trial was favorable overall and no serious adverse events were reported.

We also have two ongoing randomized, double-blind, multicenter placebo-controlled Phase 3 clinical trials of VP-102 for the treatment of molluscum, CAMP-1 and CAMP-2, that are fully enrolled and we expect to report top-line results from these trials in the first quarter of 2019. If the results from these trials are favorable, we plan to submit an NDA to the FDA for VP-102 for the treatment of molluscum in 2019. CAMP-1 is being conducted under an SPA with the FDA. We are also enrolling patients in a Phase 2 clinical trial of VP-102 for the treatment of common warts. We expect to report top-line results from this trial in the first half of 2019. We retain exclusive, royalty-free rights to our product candidates across all indications.

Our strategy is to advance VP-102 through regulatory approval and self-commercialize in the United States for the treatment of several skin diseases. We intend to build a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists and select pediatricians. In the future, we also intend to develop VP-102 for commercialization in additional geographic regions outside the United States, either alone or together with a strategic partner.

We have a limited operating history. Since our inception in 2013, our operations have focused on developing VP-102, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity and equity-linked securities. On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operations in the normal course of business for at least the next 24 months.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2018 and 2017, our net loss was $14.6 million and $3.0 million, respectively. As of September 30, 2018, we had an accumulated deficit of $27.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	complete clinical development of VP-102 for the treatment of molluscum, including our ongoing Phase 3 clinical trials;
•	prepare and file for regulatory approval of VP-102 for the treatment of molluscum;
•	continue to invest in the clinical development of VP-102 for the treatment of common warts and other indications;
•	develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts;
•	prepare for commercialization of VP-102, if approved, including the hiring of sales and marketing personnel;
•	manufacture our product candidates or otherwise secure the clinical and commercial supply of our product candidates;
•	hire additional research and development and sales, general and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio;
•	potentially pursue our strategy to in-license or acquire additional product candidates; and
•	incur additional costs associated with operating as a newly public company.

Services Agreement with PBM Capital Group, LLC

In December 2015, we entered into a services agreement with PBM Capital Group, LLC, an affiliate of PBM Capital Investments, LLC, to engage PBM Capital Group, LLC for certain business development, operations, technical, contract, accounting and back office support services. We agreed to pay PBM Capital Group, LLC a fee of $2,500 per month for these services. The services agreement had an initial term of 12 months and automatically renewed monthly thereafter.

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

We anticipate that our general and administrative expenses will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building a sales and marketing team in connection with the potential regulatory filing and approval of VP-102 for the treatment of molluscum. As a result, we expect to report significantly higher general and administrative expenses in the remainder of 2018 and in 2019.

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

Results of Operations for the three months ended September 30, 2018and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$3,484	$1,120	$2,364
General and administrative	3,681	238	3,443
Total operating expenses	7,165	1,358	5,807
Loss from operations	(7,165)	(1,358)	(5,807)
Other income (expense):
Interest income	427	—	427
Other expense	(1)	—	(1)
Interest expense - related party	—	(1)	1
Total other income (expense)	426	(1)	427
Net loss	$(6,739)	$(1,359)	$(5,380)

Research and Development Expenses

Research and development expenses were $3.5 million for the three months ended September 30, 2018, compared to $1.1 million for the three months ended September 30, 2017. The increase of $2.4 million was primarily attributable to costs associated with Phase 2 and Phase 3 clinical activities for VP-102 and an increase in costs associated with increased headcount and associated salary, bonus and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended September 30, 2018, compared to $0.2 million for the three months ended September 30, 2017. The increase of $3.4 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Other Income (Expense)

Other income for the three months ended September 30, 2018 consisted of interest earned on our cash, cash equivalents and marketable securities. Other expense for the three months ended September 30, 2017 was insignificant.

Results of Operations for the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$8,022	$2,612	$5,410
General and administrative	7,170	411	6,759
Total operating expenses	15,192	3,023	12,169
Loss from operations	(15,192)	(3,023)	(12,169)
Other income (expense):
Interest income	621	—	621
Other expense	(1)	—	(1)
Interest expense - related party	—	(1)	1
Total other income (expense)	620	(1)	621
Net loss	$(14,572)	$(3,024)	$(11,548)

Research and Development Expenses

Research and development expenses were $8.0 million for the nine months ended September 30, 2018, compared to $2.6 million for the nine months ended September 30, 2017. The increase of $5.4 million was primarily attributable to costs associated with Phase 2 and Phase 3 clinical activities for VP-102, an increase in costs associated with increased headcount and associated salary, bonus   and stock-based compensation expense, and a charge related to a consulting agreement with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the nine months ended September 30, 2018, compared to $0.4 million for the nine months ended September 30, 2017. The increase of $6.8 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Other Income (Expense)

Other income for the nine months ended September 30, 2018 consisted of interest earned on our cash, cash equivalents and marketable securities. Other expense for the nine months ended September 30, 2017 was insignificant.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible debt and convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $97.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(10,971)	$(2,736)
Net cash used in investing activities	(58,748)	—
Net cash provided by financing activities	99,367	2,605
Net increase (decrease) in cash and cash equivalents	$29,648	$(131)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $11.0 million of cash, primarily resulting from a net loss of $14.6 million, partially offset by cash provided by changes in operating assets and liabilities of $0.5 million, and non-cash stock-based compensation of $3.1 million. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable and accrued expenses of $1.8 million, partially offset by increases in prepaid expenses and other assets of $1.3 million. The increase in accounts payable and accrued expenses was primarily due to clinical trial and product development activities, and accruals for expenses related to a consulting agreement with our former Chief Scientific Officer and discretionary annual employee bonuses. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical development and product development activities and annual insurance policy payments.

During the nine months ended September 30, 2017, operating activities used $2.7 million of cash, primarily resulting from a net loss of $3.0 million.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was primarily related to the purchase of marketable securities. During the nine months ended September 30, 2017, no cash was used in investing activities.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $99.4 million consisting of the net proceeds from the issuance of common stock in connection with the IPO and from the issuance of shares of Series C preferred stock in February and March 2018.

During the nine months ended September 30, 2017, net cash provided by financing activities was $2.7 million consisting of net proceeds received from a Series A preferred stock subscription receivable.

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

We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

On March 22, 2018, we executed a purchase order, denominated in Chinese yuan, with a supplier, pursuant to which we agreed to purchase approximately $2.3 million of crude cantharidin material related to clinical and commercial supply. As of September 30, 2018, the Company purchased approximately $0.5 million of crude cantharidin material and have a remaining purchase order for approximately another $1.8 million. On July 16, 2018, the Company entered into a supply agreement with the supplier. The executed purchase order is covered under the terms of the supply agreement.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States, including in China, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2018 and December 31, 2017, we had minimal or no liabilities denominated in foreign currencies, but our purchase order with a supplier, pursuant to which we agreed to purchase approximately $2.3 million of crude cantharidin material, is denominated in Chinese yuan. As of September 30, 2018, the Company purchased approximately $0.5 million of crude cantharidin material under this purchase order.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2017 or the nine months ended September 30, 2018.

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

With respect to the quarter ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage medical dermatology company with limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $1.9 million and $4.5 million for the years ended December 31, 2016 and 2017, respectively, and $14.6 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $27.0 million. Since inception, we have financed our operations with $123.2 million in gross proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, including preclinical studies and clinical trials. We have completed two Phase 2 clinical trials in molluscum with our proprietary cantharidin formulation, which we use in VP-102 and have two ongoing Phase 3 clinical trials for VP-102 for the treatment of molluscum. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and we are enrolling patients in a Phase 2 clinical trial for this indication. We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. Therefore, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as complete our Phase 3 clinical trials of VP-102 for the treatment of molluscum, seek marketing approval for VP-102 for the treatment of molluscum, pursue clinical trials and marketing approval for VP-102 for the treatment of common warts and other indications, pursue clinical trials and marketing approval for VP-103 for the treatment of plantar warts and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for VP-102 for the treatment of molluscum or common warts or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a newly public company.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $97.0 million. We believe our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing Phase 3 clinical trials of VP-102 for the treatment of molluscum;
•	the progress and results of our Phase 2 clinical trial and any other additional clinical trials evaluating VP-102 as a potential treatment for common warts;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for VP-103 and any other indications of VP-102 we may decide to pursue;
•	the extent to which we develop, in-license or acquire other product candidates and technologies;
•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

We commenced operations in 2013, and our operations to date have been largely focused on raising capital and developing our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum and common warts, including undertaking preclinical studies and conducting clinical trials. VP-102 is our only product candidate for which we have conducted clinical trials. To date, we have completed two Phase 2 clinical trials for the treatment of molluscum using our proprietary cantharidin formula, which we use in VP-102, have two ongoing Phase 3 clinical trials using VP-102 for the treatment of molluscum, and are enrolling patients in a Phase 2 clinical trial using VP-102 for the treatment of common warts. We have not yet demonstrated our ability to successfully complete later-stage clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We currently have no products that are approved for commercial sale. We have only one product candidate, VP-102, for which we have conducted clinical trials. To date, we have completed two Phase 2 clinical trials for the treatment of molluscum using our proprietary cantharidin formula, which we use in VP-102, have two ongoing Phase 3 clinical trials using VP-102 for the treatment of molluscum, and are enrolling patients in a Phase 2 clinical trial using VP-102 for the treatment of common warts. We also intend to develop our second product candidate, VP-103, for the treatment of plantar warts, but we have not conducted any clinical trials for VP-103. We have not completed the development of any product candidates and we may never be able to develop marketable products. We have invested substantially all of our efforts and financial resources in the development of our cantharidin formula and VP-102 for the treatment of molluscum and common warts. Our ability to generate revenue from our product candidates, which we do not expect will occur for a number of years, if ever, will depend heavily on their successful development, regulatory approval and eventual commercialization of these product candidates. The success of VP-102, VP-103 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

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

We have two ongoing Phase 3 clinical trials of VP-102 for the treatment of molluscum, one of which is being conducted under an SPA with the FDA. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory submission for the product candidate with respect to the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

Our business activities involve the controlled use of hazardous materials, including corrosive, explosive and flammable chemicals and other hazardous compounds in addition to certain biological hazardous waste. Ultimately, the activities of our third-party product manufacturers when a product candidate reaches commercialization will also require the use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. For example, cantharidin is classified as an extremely hazardous substance in the United States and is subject to strict reporting requirements. Furthermore, the excipients in our product candidate are combustible and flammable. If not handled properly, there is a risk of explosion which could carry liability risk and affect the availability or capacity of the affected vendor. Although we believe that our and our vendors’ safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations or one of our vendors. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.

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

The patent applications that we have covering our product candidates are limited to specific formulations, preparations and devices, and methods of use and manufacturing processes, and our market opportunity for our product candidates may be limited by the lack of patent protection for the active ingredient itself and by competition from other formulations and manufacturing processes, as well as administration methods that may be developed by competitors .

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There can be no assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize VP-102 and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that third parties may assert that our applicator device infringes patents they own or have applied for. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our drug or product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

As of September 30, 2018, we had 15 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of November 2, 2018, we had 25,696,371 outstanding shares of common stock. Of these shares, approximately 5.8 million shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in December 2018 following the scheduled expiration of lock-up agreements between our stockholders and certain of the underwriters entered into in connection with our initial public offering. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Our charter documents contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors are elected each year;
•	stockholders are not entitled to remove directors other than by a 66 ⅔% vote and only for cause;

•	stockholders are not permitted to take actions by written consent;
•	stockholders cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

We have broad discretion over the use of proceeds from our recent initial public offering. We expect to use the net proceeds to us from our initial public offering, together with our existing cash, cash equivalents and marketable securities, to complete our planned clinical trials, seek regulatory approval and fund the commercial launch, if approved, of VP-102 for the treatment of molluscum, to advance the clinical development of VP-102 for the treatment of common warts, as well as for working capital and other general corporate purposes, including to develop VP-103 and VP-102 for additional indications and to pursue our strategy to develop, in-license or acquire additional product candidates. In addition, we may use a portion of the proceeds from our initial public offering to pursue our strategy to in-license or acquire additional product candidates. Our failure to apply the net proceeds from our initial public offering effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds.

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

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

On June 14, 2018, our Registration Statement on Form S-1, as amended (File No. 333-225104) was declared effective in connection with our IPO, pursuant to which we sold 5,750,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The IPO closed on June 19, 2018.  We received net proceeds from the IPO of $78.4 million (after deducting underwriters’ discounts and commissions and additional offering related costs of $7.9 million). The joint book-running underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC and Cowen and Company, LLC.

No expenses incurred by us in connection with our IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of June 14, 2018 and filed with the SEC on June 15, 2018 pursuant to Rule 424(b)(4).

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated Bylaws

10.1#+	Supply Agreement, by and between the Company and Funing County Development Brucea Javanica Professional Cooperatives, dated as of July 16, 2018.

31.1#	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2#	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1#*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101#

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

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

#	Filed herewith.
+	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC.
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

VERRICA PHARMACEUTICALS INC.

November 7, 2018	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer
(Principal Financial Officer)