Form 10-K
period 2018-12-31
Verrica Pharmaceuticals Inc.
filed 2019-03-07
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38529

Verrica Pharmaceuticals Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3137900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 North High Street, Suite 200 West Chester, PA	19380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 453-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.0001 par value	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Verrica Pharmaceuticals Inc. voting and non-voting common equity held by non-affiliates as of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $19.73 as reported on the Nasdaq Global Market on that date was approximately $244.6 million.

As of March 4, 2019, the registrant had 25,707,256 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our product candidates;
•	the timing of our planned clinical trials for VP-102 and our other product candidates;
•	the timing of our NDA submission for VP-102 for the treatment of molluscum;
•	the timing of and our ability to obtain and maintain regulatory approvals for VP-102 and our other product candidates;
•	the clinical utility of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations about the willingness of healthcare professionals to use VP-102;
•	our intellectual property position;
•	our plans to in-license, acquire, develop and commercialize additional product candidates for other dermatological conditions to build a fully integrated dermatology company;
•	our competitive position and the development of and projections relating to our competitors or our industry;
•	our ability to identify, recruit and retain key personnel;
•	the impact of laws and regulations;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and
•	our estimates regarding future revenue, expenses and needs for additional financing.

You should refer to Item 1A. “Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

We are a medical dermatology company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our novel topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. In addition to patent protection we are seeking, VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity, which would provide for an additional six months of non-patent exclusivity.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. We plan to submit a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in the second half of 2019. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. We also have an ongoing Phase 2 clinical trial of VP-102 for the treatment of common warts (COVE-1). We expect to report top-line results from this trial in the second quarter of 2019. In addition, we plan to initiate a Phase 2 trial with VP-102 in external genital warts in the first half of 2019. We also expect to submit an investigational new drug application, or IND, for VP-103 in plantar warts in the second half of 2019. We retain exclusive, royalty-free rights to our product candidates across all indications.

Molluscum is a highly contagious common skin disease caused by a pox virus that produces multiple raised flesh-colored papules, or skin lesions. Molluscum typically presents with 10 to 30 lesions and can present with over 100 lesions. If left untreated, molluscum lesions persist for an average of 13 months, with some cases remaining unresolved for more than two years. The symptoms of molluscum tend to cause considerable anxiety, and parents frequently seek treatment due to its highly contagious nature and physical appearance.

We estimate approximately 6 million people in the United States have molluscum. Of the 6 million people with molluscum, we estimate that approximately 1 million are diagnosed annually.  Molluscum has a 5% to 11% prevalence rate in children with the greatest incidence in individuals aged one to 14 years old. Accordingly, we estimate this represents a total addressable U.S. market of over $1 billion. We believe that the molluscum prevalence rate in the European Union is at least as high as in the United States.

Compounded cantharidin has been used for many years by dermatologists to treat molluscum, but it has many limitations. Those limitations include that it is not FDA approved, could have highly variable purity, is not readily available and is often not produced in accordance with good manufacturing practices, or GMP. In addition, the formulation and administration of compounded cantharidin is not standardized and is poorly controlled. Other existing therapies, such as cryotherapy, curettage and laser surgery are also used, but are often painful and may lead to scarring. The potential for scarring and pain makes many of these treatments particularly unsuitable for children. As a result, a significant need exists for a clinically proven and FDA-approved treatment for molluscum.

We have designed VP-102 to address the significant limitations of current compounded cantharidin formulations for the treatment of molluscum, including with respect to safety, purity, efficacy, stability and ease of administration. VP-102 contains the first GMP-controlled formulation of cantharidin with a defined pharmaceutical batch process and an API that is greater than 99% pure. We believe VP-102 addresses the shortcomings associated with current therapies, including pain and discomfort, potential scarring and inconsistent outcomes, and has the potential to be the first FDA-approved product for the treatment of molluscum.

We are also developing VP-102 for the treatment of common warts. Common warts typically result in two to five lesions. We estimate approximately 22 million people in the United States have common warts and the total addressable U.S. market to be over $1 billion with an estimated 2 million patient visits for common warts each year. In the United States, approximately 50% of the patients who seek treatment for common warts are children, and approximately 25% of common warts patients are treated by pediatricians. We believe that the common wart patient opportunity in the European Union is at least as large as that in the United States. There are currently no FDA-approved products indicated for the treatment of common warts. While common warts can be treated with slow acting, over-the-counter products, the warts tend to be highly refractory and a cause for multiple consultations. We believe that cantharidin’s role as a widely recognized and effective blistering agent for the treatment of skin lesions, coupled with VP-102’s safety and efficacy data in clinical trials for the treatment of molluscum and convenient ease of administration, will allow VP-102 to address many of the shortcomings associated with current therapies. We have an ongoing Phase 2 clinical trial of VP-102 for the treatment of common warts. We expect to report top-line results from this trial in the second quarter of 2019.

We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. An estimated one-third of the approximately 4.1 million annual patient visits for all types of warts are for the treatment of plantar warts, which are warts located on the bottom of the foot. We expect to conduct IND-enabling studies for this product candidate and to submit an IND to the FDA in the second half of 2019. Pending final formulation and IND clearance, we expect that we will be able to substantially leverage our experience with VP-102 to initiate Phase 2 trials directly in target subjects with plantar warts. We also believe we have the opportunity to expand our proprietary cantharidin formulations for the treatment of additional dermatological conditions with high unmet needs.

We believe the current medical dermatology landscape provides an opportunity to establish ourselves as a leader in the space. With a more concentrated prescribing base of dermatologists versus other medical specialties, our management’s proven track record and experience in new product launches, and the significant clinical benefits described above, we believe a targeted sales and marketing organization of approximately 50 to 60 sales representatives should enable us to capture market share swiftly in the United States, particularly in our current indications of focus.

Our Pipeline

The following table summarizes our product candidates. We retain exclusive, royalty-free rights for all our product candidates.

(1)	Phase 2 ready subject to FDA agreement.

VP-102 for the Treatment of Molluscum

We are developing VP-102 as a proprietary drug-device combination of a novel 0.7% w/v topical solution of cantharidin administered through our single-use precision applicator. VP-102 has the potential to be a first-in-class treatment for molluscum that we believe will address many of the shortcomings associated with current therapies, including pain and discomfort, scarring and lack of effectiveness.

We have designed VP-102 to address the significant limitations of current compounded cantharidin formulations for the treatment of molluscum, with respect to safety, purity, efficacy, stability and ease of administration. VP-102 contains the first GMP-controlled formulation of cantharidin with a defined pharmaceutical batch process and an API that is greater than 99% pure.

Our proprietary single-use applicator allows for precise application to each lesion. Our applicator contains a sealed glass ampule providing long-term room temperature stability without the changes in concentration due to evaporation seen in compounded formulations.

Clinical Development for Molluscum

In January 2019, we announced positive topline results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Based on the results from these trials, we plan to submit an NDA to the FDA for VP-102 for the treatment of molluscum in the second half of 2019.

Below is a summary of our clinical development for the indication of molluscum.

Trial and Status	Formulation and Application Method	Trial Design	Trial Objectives
Phase 3 Clinical Trials (CAMP-1 and CAMP-2) (n=266 and 262, respectively) Top-line results reported in January 2019	VP-102	• Randomized, double-blinded, multicenter, placebo-controlled • Safety and efficacy evaluated every 21 days for up to 4 applications	• To evaluate the efficacy of dermal application of VP-102 relative to placebo for complete clearance at Day 84 • To assess the safety and tolerability of VP-102
Phase 2 Innovate Trial (n=32) Results reported in September 2018	VP-102

•    Open-label, single- center

•    24-hour treatment

•    Blood draws in subjects with more than 21 lesions for evaluating PK

•    Safety and efficacy evaluated every 21 days for up to four applications

•    Impact of quality of life assessed via the CDLQI

•    Duration: 12 weeks

• To determine any possible systemic exposure from a single 24-hour application of VP-102 • To confirm safety and efficacy with applicator • To assess impact on quality of life
Phase 2 Pilot Trial (n=30) Completed in September 2017	Our proprietary formulation of cantharidin used in VP-102, applied with the wooden stick part of a cotton-tipped swab

•    Open-label, single- center

•    Six hour and 24- hour treatment cohorts

•    Safety and efficacy evaluated every 21 days for up to four applications

•    Impact of quality of life assessed via the CDLQI

•    Duration: 12 weeks

• To evaluate safety and efficacy and determine optimal treatment duration • To assess impact on quality of life

Phase 3 Clinical Trials—CAMP-1 and CAMP-2

In January 2019, we announced positive topline results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. The two trials, identical in design, were randomized, double-blind, multicenter, placebo-controlled trials of VP-102 for the treatment of molluscum. CAMP-1 was conducted under a SPA with the FDA. The primary objective of the trials was to evaluate the efficacy of dermal application of VP-102 relative to placebo in subjects 2 years of age and older with molluscum, when treated once every 21 days for up to four applications, by assessing the proportion of subjects achieving complete clearance of all treatable molluscum lesions at Day 84 (Week 12/End of Study visit). Secondary endpoints included the proportion of subjects with complete clearance at study visits on Days 21 (Week 3), 42 (Week 6) and 63 (Week 9).

CAMP-1 and CAMP-2 enrolled 528 subjects in total and were conducted at 31 centers in the United States. Results from CAMP-1 and CAMP-2 showed 46% and 54% of subjects treated with VP-102, respectively, achieved complete clearance of all treatable molluscum lesions at Day 84 versus 18% and 13% of subjects in the placebo groups (p<0.0001).  By Day 84, VP-102 treated subjects had a 69% and 83% mean reduction in the number of molluscum lesions, a pre-specified endpoint, in CAMP-1 and CAMP-2, respectively, compared to a 20% increase and a 19% reduction for subjects on placebo.

Consistent with the results from the Phase 2 clinical trials, VP-102 was also well-tolerated in the Phase 3 trials, with side effects that were primarily mild to moderate. The most frequently reported adverse events were application site reactions that are well-known, reversible side effects related to the mechanism of action of cantharidin, a blistering agent, which is the active ingredient in VP-102. There were no treatment-related serious adverse events reported in CAMP-1 or CAMP-2.

Based on the results of these trials, we intend to submit an NDA for VP-102 for the treatment of molluscum to the FDA in the second half of 2019.

Phase 2 Clinical Trial—Innovate Trial

In September 2018, we announced results from an open-label Phase 2 clinical trial, which we refer to as the Innovate trial. The primary objective of the Innovate trial was to determine any potential systemic exposure from a single 24-hour dermal application of VP-102 when applied to molluscum lesions on pediatric subjects 2 years of age and older. The trial enrolled 33 subjects at a single center into either an exposure group (n=17) or a standard group (n=16) with 32 subjects completing the trial. Following an initial treatment of all subjects with VP-102 and a 21-day evaluation period, treatment continued once every 21 days for three additional applications allowing further evaluation of safety, efficacy and impact on quality of life.

Systemic exposure was negligible, as indicated by plasma drug levels that were below the limits of quantification in 65 of 66 samples which were taken either pre-dose or post-dose at timepoints of 2, 6 and 24 hours after treatment with VP-102.  One sample was above the limit of quantification at 2 hours after VP-102 treatment, but systemic exposure was not detectable at the 6-hour and 24-hour timepoints in this subject. At the end of trial visit (Week 12), there was a mean reduction in molluscum lesions of 90% compared to baseline across all subjects enrolled in the Innovate trial and 50% of subjects who completed the trial experienced complete clearance of their treatable molluscum lesions.  VP-102 was well-tolerated and no serious adverse events were reported.

Phase 2 Clinical Trial—Pilot Trial

In 2016, we conducted an open-label, Phase 2 clinical trial, which we refer to as the Pilot Trial, to evaluate the safety and efficacy of our proprietary cantharidin formulation and to determine the optimal treatment regimen and estimate power for the pivotal trials. The trial enrolled 30 subjects at a single center and was completed in September 2017. The trial utilized a single-use screw-top vial of our proprietary 0.7% cantharidin formulation, with application via the wooden part of a cotton-tipped swab, which is the method of application historically used with compounded cantharidin. The subjects were divided into two cohorts, with the first cohort instructed to wash off the treatment after a six-hour exposure and the second cohort washing off the product after 24-hour exposure. Subjects were treated every three weeks for up to four treatments. Safety and efficacy measures were evaluated every three weeks. Primary efficacy measures were the percentage of subjects who achieved complete clearance by Day 42

(visit 3) and Day 84 (visit 5). Secondary efficacy measures included a quality of life assessment, as measured by the Children’s Dermatology Life Quality Index, or CDLQI, score, and the percentage of subjects who achieved clearance of at least 90% of their lesions with comparison to the efficacy data obtained with compounded cantharidin. The CDLQI scale is a validated tool for measuring the impact of skin disease on quality of life for subjects five to sixteen years of age and ranges from a score of 0 to 30. Lower CDLQI scores indicate lower impairment of a patient’s quality of life.

In the Pilot Trial, our proprietary cantharidin formulation was applied to over 1,700 molluscum lesions in 30 subjects, and was observed to be well tolerated, with no serious adverse events or unexpected treatment related adverse events recorded. The trial’s first cohort investigated a six-hour treatment duration. Fourteen subjects were enrolled in this cohort and 13 subjects completed the trial. Of these 13 subjects, six showed complete clearance on or before Day 84 (visit 5) (46% complete clearance rate). The second cohort investigated a 24-hour treatment duration. Sixteen subjects were enrolled in this cohort and 12 completed the trial. Of these 12 subjects, five showed complete clearance on or before Day 84 (visit 5) (42% complete clearance rate).

Other efficacy measures included lesion count and the CDLQI score. In the per-protocol group, the combined mean baseline lesion count was 23.0 and the combined mean lesion count at the end of trial was 6.8. The CDLQI score went from a combined average burden of 3.9 at baseline to 0.38 at the end of trial. While the majority of subjects went to a CDLQI score of 0 when completely clear of their disease, subjects felt an improvement in quality of life even if only partially cleared, supporting the idea that even lesion reduction is meaningful to patients.

VP-102 for the Treatment of Common Warts

We are also developing VP-102 for the treatment of common warts. Published studies and clinical use provide support for cantharidin as a safe and effective treatment for common warts. We believe that VP-102 has the potential to address many of the shortcomings associated with current therapies, including pain and discomfort, scarring, and lack of effectiveness. In addition, we believe VP-102’s convenient ease of administration will differentiate it from existing alternative unapproved therapies.

We have an ongoing Phase 2 open-label clinical trial of VP-102 for the treatment of common warts, COVE-1, which has two cohorts enrolled successively and is assessing both safety and efficacy endpoints. We believe the results of this trial will inform the clinical design and statistical powering of future clinical trials.

We have enrolled 21 subjects into the first cohort of the trial which is evaluating VP-102 applied once every 14 days for up to four applications to common warts on subjects two years and older. Following the initiation of the trial, we decided to amend the trial protocol to permit subjects in the first cohort to receive treatment with an interval of no less than every 14 days at the discretion of the investigator. A second cohort was added to the trial by amendment in November 2018 and completed enrollment of 33 patients on February 15, 2019.  The second cohort is evaluating a treatment regimen of VP-102 application once every 21 days for up to four applications in subjects 12 years and older.

Trial and Status	Formulation and Application Method	Trial Design	Trial Objectives
Phase 2 COVE-1 Trial Ongoing	VP-102	• Open-label, multi- center • 2 cohorts • Dosing regimens of 14 and 21 days evaluated for up to 4 applications • 24-hour treatment under occlusive tape • Wart paring allowed in the second cohort	• To evaluate safety and efficacy over four treatments

We expect to report top-line results from this trial in the second quarter of 2019. If the results of our Phase 2 clinical trial are favorable, we intend to request an end of Phase 2 meeting in the second half of 2019.

VP-102 for the Treatment of External Genital Warts

We plan to initiate a Phase 2 trial with VP-102 in external genital warts in the first half of 2019. External genital warts are a viral skin disease caused by the human papilloma virus, or HPV, which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of external genital warts. We believe VP-102 may have the potential to offer a safe and effective treatment for external genital warts because of the shared characteristics with molluscum.

VP-103 for the Treatment of Plantar Warts

We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts, which are warts located on the bottom of the foot. An estimated one-third of the approximately 4.1 million patient visits for all types of warts are for the treatment of plantar warts. To date, plantar warts have been difficult to treat, as they are refractory and available treatments often lead to both pain and scarring. We expect to conduct IND-enabling pre-clinical activities for VP-103 and to submit an IND to the FDA in the second half of 2019.

Manufacturing

We do not have any manufacturing facilities. We have been relying on third parties for the manufacture of the products for preclinical studies and clinical trials and will likely continue to rely on these third parties in the near term for the commercial manufacture of the drug products if they are approved during the initial commercial phase. Manufacturing of the API for our product candidates requires a raw material that is derived from a natural source.

To date, we have obtained naturally-sourced cantharidin directly or indirectly from suppliers based in the People’s Republic of China. On July 16, 2018, we entered into a Supply Agreement, or the Supply Agreement, with Funing County Development Brucea Javanica Professional Cooperatives, or the Supplier, pursuant to which the Supplier has agreed to supply naturally-sourced cantharidin to us for a specified fixed price. Pursuant to the Supply Agreement, the Supplier has agreed that it will not supply cantharidin, any beetles or other raw material from which cantharidin is derived to any other customer in North America, subject to specified minimum annual purchase orders and forecasts.

Pursuant to the Supply Agreement, we have provided the Supplier with an initial purchase order and may submit additional purchase orders from time to time, so long as the purchase orders are at least six months prior to the proposed delivery date.

The term of the Supply Agreement is five years and thereafter will be renewed automatically for 12-month periods, unless terminated by either party at least 12 months prior to the end of the applicable term. In addition, either party has the right to terminate the Supply Agreement under certain circumstances, including (i) upon a material breach of the Supply Agreement if the breaching party has failed to remedy the breach within 45 days or if the breach is not capable of remedy within 45 days or (ii) the other party becomes insolvent or goes into liquidation.

Our contract manufacturers and primary packaging vendor are FDA-registered establishments and have a history of supplying products to the pharmaceutical industry.

We have manufactured both the API as well as the drug product at batch sizes that should be indicative of commercial scale processing capability. We are confident of the ability to scale both processes to commercial size as they employ equipment that is routinely used in the pharmaceutical industry and the processes are well understood. Given the nature of both the API as well as several of the excipients, special handling will be required to minimize risks to personnel during processing. Analytical testing methods for both the API as well as the finished drug product have been developed and satisfactorily qualified to enable release of clinical materials for human use. It is expected that these methods will prove appropriate for release of commercial product with minimal additional effort.

Our proprietary individual applicator and its parts are fabricated using common methods and materials and we currently plan to have our applicators built using semi-custom equipment performing well established automated assembly techniques.

Commercialization

We intend to commercialize VP-102, or any other product candidates that we may successfully develop, in the United States by building a specialized sales organization focused on pediatric dermatologists, dermatologists and select pediatricians. We believe a scientifically oriented, customer-focused team of approximately 50 to 60 sales representatives would allow us to reach the approximately 400 pediatric dermatologists and 9,000 dermatologists in the United States with the highest potential for using VP-102. In the future, we may develop and commercialize VP-102 for additional geographic regions, independently or with a strategic partner. We intend to seek drug product reimbursement for VP-102. Based on a survey of 40 physicians that we commissioned, 87% of physicians reported they would use VP-102 if the cost of the drug were covered. Furthermore, in April 2018, we commissioned a market research study, which surveyed 15 payor organizations representing over 105 million lives. The surveyed payors recognized that there is a significant unmet need for molluscum and a current lack of an effective treatment. Given the unmet need and the results of clinical trials of VP-102 to date, the surveyed payors anticipate the majority of patients would have access to VP-102, if approved, with minimal to no restrictions. We believe dermatologists tend to be particularly focused on the safety of pharmaceutical products because, while skin diseases can have profound effects on patients’ quality of life, few are life-threatening. As a result, we believe that dermatologists, as well as their patients, often prefer to use topical treatments when possible to limit the risk of systemic side effects. Dermatologists also tend to place a high level of emphasis on products that are easy to use because they often manage high volumes of patients. We believe this also contributes to a general preference for topical treatments. Finally, in our experience, dermatologists tend to engage with sales and medical affairs personnel from the pharmaceutical industry regarding the scientific evidence supporting dermatology products and the challenges experienced by physicians and patients in the use of these products. Dermatologists often rely on trusted relationships with scientifically oriented, customer-focused sales representatives who can provide them with the necessary information to support their use of appropriate treatments.

Competition

The pharmaceutical industry is subject to rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, compounding facilities, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future.

The key competitive factors affecting the success of VP-102, if approved, are likely to be its efficacy, safety, convenience, pricing and stability. With respect to VP-102 for the treatment of molluscum, we will be primarily competing with therapies such as other topical products, curettage, cryotherapy, laser surgery, natural oils, off-label drugs, natural remedies and compounded unstandardized cantharidin. Under Section 503A of the FDCA, if VP-102 is approved, compounded topical cantharidin products with the same, similar or an easily substitutable dosage strength would be considered essentially copies of VP-102 and may not be compounded regularly or in inordinate amounts, subject to certain limited individual exceptions. These exceptions include if there is a difference between the compounded product and VP-102 that is made for an individual patient, and a prescribing practitioner determines produces a significant difference for that patient. In addition, pursuant to Section 503B of the FDCA, once VP-102 is approved, compounding facilities registered as outsourcing facilities would not be able to compound cantharidin products, unless there is a difference from VP-102 that produces a clinical difference for an individual patient, as determined by a prescribing practitioner. With respect to VP-102 for common warts and VP-103 for plantar warts, we will primarily be competing with over-the-counter products, cryotherapy, curettage, laser surgery, or other off-label therapies. There are currently no FDA-approved prescription pharmaceutical therapies for the treatment of molluscum, common warts, or plantar warts. With respect to VP-102 for external genital warts, we will be competing with cryosurgery, laser surgery, and topical destructive therapies such as trichloroacetic acid. There are also several FDA-approved prescription pharmaceutical therapies for external genital warts including imiquimod, podofilox, and sinecatechins. In addition, external genital warts are caused by HPV and may be prevented or treated by HPV vaccines that are FDA-approved.

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Veloce Biopharma, Leo Pharma and Novan have initiated clinical trials with different programs in molluscum. There are a number of companies conducting late-stage clinical trials for common warts, including Aclaris Therapeutics and Cutanea Life Sciences. In addition, other drugs have been used off label as treatments for molluscum and common warts.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for VP-102 and our proprietary applicator and any of our future product candidates, medical devices, synthetic methodologies, novel discoveries, drug development technologies and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our product candidate and other proprietary technologies, inventions, and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our proprietary position.

While we seek broad coverage under our pending patent applications, our patent applications do not include any claims drawn to the active pharmaceutical agent cantharidin per se or for the broad use of our API alone for the treatment of warts or molluscum, although we have filed patent applications on our cantharidin preparations, cantharidin formulations, dosing regimens, methods of preparation including methods of synthesis, and methods of use. Despite these patent filings, there is always a risk that modification of the specific formulation, manufacturing process, method of application, and/or specific method of use may allow a competitor to avoid infringement claims. In addition, patents, if granted, will expire, and we cannot provide any assurance that any patents will be issued from our pending or any future applications.

As of December 31, 2018, we have nationalized three international patent applications for utility patents, two of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Two of these European patent applications have been registered in Hong Kong. In addition, we have three pending international patent applications and one patent application for a design patent. These patent applications relate to VP-102, our proprietary applicator, and other inventions related to VP-102. Our patent applications related to VP-102 and our proprietary applicator include proposed claims relating to (i) methods for the synthesis of cantharidin, (ii) our specific formulations and preparations of VP-102, (iii) methods for purifying cantharidin, (iv) methods for detecting impurities in cantharidin, (v) the design of our proprietary applicator, including both the general design and specific design elements, (vi) claims related to safety features included in the VP-102 formulation, including colorants and bittering agents, and (vii) the method of administration of VP-102 for the treatment of skin lesions. Excluding any patent term adjustment and patent term extension, utility patents to issue from these patent applications are projected to expire between 2034 and 2039. The design patent to issue from the design patent application will expire fifteen years from the date of issuance. We cannot provide any assurance as to whether any patents will be issued from these patent applications or, if any patents do issue, the scope of the claims that will be allowed.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries, in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products, such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the drug development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending new drug applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees; and
•	FDA review and approval of the NDA.

VP-102 is designed to be delivered to patients via a proprietary applicator. In the United States, products composed of components that would normally be regulated by different centers at the FDA are known as combination products. Typically, the FDA’s Office of Combination Products assigns a combination product to a specific Agency center as the lead reviewer. The FDA determines which center will lead a product’s review based upon the product’s primary mode of action. Depending on the type of combination product, its approval, clearance or licensure may usually be obtained through the submission of a single marketing application. We anticipate that VP-102 will be regulated as a drug, and that the FDA will permit a single regulatory submission seeking approval of VP-102 with the applicator. However, the FDA sometimes will require separate marketing applications for individual constituent parts of the combination product which may require additional time, effort, and information, and we cannot be certain that the FDA would not require independent clearance or approval for the proprietary applicator. Even when a single marketing application is required for a combination product, such as an NDA for a combination pharmaceutical and device product, both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health may participate in the review. An applicant will also need to discuss with the Agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, adverse event reporting and good manufacturing practices, to their combination product.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective and a clinical trial proposed in the IND may begin 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the safety and efficacy of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted, at least annually, to the FDA, and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements, or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has sixty days from receipt to make a decision as to whether the application has been accepted for filing.

In addition, under the Pediatric Research Equity Act of 2003 as amended and reauthored, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP requirements.

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special Protocol Assessment

A sponsor may request a SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins for a SPA to be approved. If a written agreement is reached, it will be documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA and made part of the administrative record.

Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement under the following circumstances:

•

public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;

•	a sponsor fails to follow a protocol that was agreed upon with the FDA; or
•	the relevant data, assumptions, or information provided by the sponsor in a request for SPA change, are found to be false statements or misstatements, or are found to omit relevant facts.

A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. A SPA, however, does not guarantee that a trial will be successful.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant who files an Abbreviated New Drug Application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the date on which such patent expires or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.

If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. Even if the 45 days expire, a patent infringement lawsuit can be brought and could delay market entry, but it would not extend the FDA-related 30-month stay of approval.

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired. Specifically, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of an NCE, which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. There also are continuing annual program fee requirements for any marketed products.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Regulation of Compounding Pharmacies

Compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a medication tailored to the needs of an individual patient. Although we are not engaged in compounding, the active pharmaceutical ingredient in our product candidate VP-102 has historically been used in the compounding of topical pharmaceutical products, and we could be subject to competition by compounders upon approval of VP-102, subject to the requirements set forth in Sections 503A and 503B of the FDCA.

Section 503A of the FDCA exempts licensed pharmacists or licensed physicians who compound products for identified, individual patients, based on the receipt of a valid prescription order, from the FDCA’s new drug approval requirements, cGMP requirements, and the requirement to label products with adequate directions for use, provided certain conditions are met. These conditions include that the pharmacist or physician does not compound regularly or in inordinate amounts any drug product that is essentially a copy of a commercially available drug product, unless there is a difference between the compounded product and the commercially available product that is made for an individual patient, and which the prescribing practitioner determines produces a significant difference for that patient. The FDA has interpreted this prohibition to mean that the compounding of a product with the same active pharmaceutical ingredient as a commercially available drug, that has the same, similar, or an easily substitutable dosage strength as the commercially available drug, and that can be used by the same route of administration as the commercially available drug, cannot be conducted under Section 503A usually, very often, or at regular times or intervals, or more frequently or in larger quantities than needed to address unanticipated emergency circumstance, unless the limited exception described above applies.

In addition, compounding under Section 503A may only use bulk drug substances that appear on a list issued by FDA through regulations, and/or that comply with certain other conditions specified in the statute.

Unlike Section 503A, Section 503B of the FDCA allows certain entities to compound drugs that are not necessarily prepared in response to prescriptions for identified, individual patients. Such facilities must register with the FDA as outsourcing facilities, and once registered (including payment of a fee), the outsourcing facility must meet certain conditions in order to be exempt from the FDCA’s approval requirements and the requirement to label products with adequate directions for use. Under Section 503B, a drug must be compounded in compliance with cGMP, by or under the direct supervision of a licensed pharmacist in order to be so exempt. The outsourcing facility must also report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months, and information about the compounded products, such as the source of the active ingredients used to compound pursuant to Section 503B(b)(2). If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on a list established by the FDA of bulk drug substances for which there is a clinical need or be used to compound drugs that appear on a list established by the FDA of drugs for which there is a shortage. Although the FDA has not yet established a list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the FDA’s list of bulk drug substances for which there is a clinical need. Cantharidin is currently listed among those nominated substances for which bulk drug substance may be used in compounding by outsourcing facilities pending

FDA’s evaluation. In March 2019, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, including, in the case of a bulk drug substance that is a component of an FDA-approved drug, an evaluation of whether there exists an attribute of the approved drug that makes it medically unsuitable to treat certain patients; whether the drug product proposed to be compounded is intended to address that attribute; and whether the drug product proposed to be compounded must be compounded from a bulk drug substance rather than from the finished, FDA-approved drug product. If FDA implements these criteria as in the Guidance for Industry, and if VP-102 is approved, an outsourcing facility would need to satisfy these criteria before being permitted to compound a cantharidin product using bulk cantharidin.

In addition, an outsourcing facility must meet other conditions described in Section 503B, including reporting adverse events and labeling compounded products with certain information. Registered outsourcing facilities are prohibited from selling compounded drugs through a wholesale distributor, or from compounding drugs that are essentially copies of FDA-approved drugs. A drug is “essentially a copy of an approved drug” if it is identical or nearly identical to an approved drug, which the FDA has interpreted to mean that it has the same active ingredient(s), route of administration, dosage form, dosage strength and excipients as the approved drug, or if it has the same active ingredient as an approved drug and there is not a change from the approved drug that produces a clinical difference for an individual patient, as determined by the prescribing practitioner. Registered outsourcing facilities are subject to FDA inspection, and FDA conducts inspections on a risk-based frequency under Section 503B(b)(4) of the FDCA.

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations, including, without limitation, those laws described below.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and other individuals and entities on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Further, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act and the civil monetary penalties statute.

The federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on certain health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement

Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using VP-102 for the treatment of molluscum and/or common warts. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that customers who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit-based incentive bonus program for Medicare physicians beginning in 2019. At this time, it is unclear how the introduction of the merit-based incentive program will impact overall physician reimbursement under the Medicare program.

Impact of Healthcare Reform on our Business

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug product candidates, restrict or regulate post-approval activities, and affect the profitable sale of drug product candidates.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Employees

As of December 31, 2018, we had 16 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Insurance

We currently maintain product liability insurance coverage for our products and clinical trials in amounts consistent with industry standards. However, insurance coverage is becoming increasingly expensive, and we may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

Corporate Information

We were incorporated under the laws of the State of Delaware on July 3, 2013. Our principal executive offices are located at 10 North High Street, Suite 200, West Chester, PA 19380 and our telephone number is (484) 453-3300.

Available Information

Our internet website address is www.verrica.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical-stage medical dermatology company with limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $20.6 million and $4.5 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $33.1 million. Since inception, we have financed our operations with $123.2 million in gross proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, including preclinical studies and clinical trials. We have completed one Phase 2 clinical trial and two Phase 3 clinical trials with VP-102 for the treatment of molluscum. We also completed one Phase 2 clinical trials in molluscum with our proprietary cantharidin formulation, which we use in VP-102, administered with the wooden stick part of a cotton-tipped swab. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and have an ongoing Phase 2 clinical trial for this indication. We also intend to develop VP-102 as a treatment for external genital warts and our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. Therefore, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of molluscum and common warts as well as initiate and complete additional clinical trials, as needed;
•	initiate clinical trials evaluating VP-102 for the treatment of external genital warts;
•	pursue an IND and initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•

pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of common warts, external genital warts or any other indications we may pursue for VP-102, as well as for VP-103;

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we seek marketing approval for VP-102 for the treatment of molluscum, pursue clinical trials and marketing approval for VP-102 for the treatment of common warts, external genital warts and other indications, pursue clinical trials and marketing approval for VP-103 for the treatment of plantar warts and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for VP-102 for the treatment of molluscum or common warts or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a newly public company.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $89.8 million. We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2020. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 2 clinical trial and any other additional clinical trials evaluating VP-102 as a potential treatment for common warts;
•	the scope, progress, results and costs of the development program evaluating VP-102 as a potential treatment for external genital warts;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for VP-103 and any other indications of VP-102 we may decide to pursue;
•	the extent to which we develop, in-license or acquire other product candidates and technologies;
•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

We may require additional capital to commercialize VP-102 for the treatment of molluscum, common warts and/or external genital warts, and/or VP-103 for the treatment of plantar warts. If we receive regulatory approval for VP-102 and/or VP-103 for these indications, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We commenced operations in 2013, and our operations to date have been largely focused on raising capital and developing our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum and common warts, including undertaking preclinical studies and conducting clinical trials. VP-102 is our only product candidate for which we have conducted clinical trials. To date, we have completed one Phase 2 clinical trial and two Phase 3 clinical trials with VP-102 for the treatment of molluscum. We also completed one Phase 2 clinical trial in molluscum with our proprietary cantharidin formulation, which we use in VP-102, administered with the wooden stick part of a cotton-tipped swab. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and have an ongoing Phase 2 clinical trial for this indication. We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We currently have no products that are approved for commercial sale. We have only one product candidate, VP-102, for which we have conducted clinical trials. To date, we have completed one Phase 2 clinical trial and two Phase 3 clinical trials with VP-102 for the treatment of molluscum. We also completed one Phase 2 clinical trial in molluscum with our proprietary cantharidin formulation, which we use in VP-102, administered with the wooden stick part of a cotton-tipped swab. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and have an ongoing Phase 2 clinical trial for this indication. We also intend to develop VP-102 as a treatment for external genital warts and our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. We have not completed the development and regulatory approval process of any product candidates and we may never be able to develop marketable products. We have invested substantially all of our efforts and financial resources in the development of our cantharidin formula and VP-102 for the treatment of molluscum and common warts. Our ability to generate revenue from our product candidates, which we do not expect will occur for a number of years, if ever, will depend heavily on their successful development, regulatory approval and eventual commercialization of these product candidates. The success of VP-102, VP-103 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

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

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, VP-102 exhibited a clinically and statistically significant proportion of subjects demonstrating complete clearance of all treatable molluscum lesions versus placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. We plan to submit an NDA to the FDA for VP-102 for the treatment of molluscum in the second half of 2019. CAMP-1 was conducted under a SPA with the FDA. We also have an ongoing Phase 2 clinical trial of VP-102 for the treatment of common warts. We cannot assure you that any clinical trial that we have conducted, are currently conducting, or may conduct in the future, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

We may experience delays in ongoing clinical trials for our product candidates, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. For example, following the initiation of our Phase 2 trial of VP-102 for the treatment of common warts, we discovered the need to amend the treatment regimen of the protocol in order to introduce greater flexibility of the treatment interval. We amended the trial protocol in order to add a second cohort to the trial with the desired treatment frequency. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

While we have negotiated a SPA agreement with the FDA relating to one of our Phase 3 clinical trials for VP-102, this agreement does not guarantee approval of VP-102 or any other particular outcome with respect to regulatory review of the study or the product candidate.

We have completed two Phase 3 clinical trials of VP-102 for the treatment of molluscum, one of which was conducted under a SPA with the FDA. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory submission for the product candidate with respect to the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

However, a SPA agreement does not guarantee approval of a product candidate, and even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. After a SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

We cannot assure you that our Phase 3 clinical trial conducted under the SPA will be deemed acceptable to the FDA under our SPA agreement or will result in any FDA approval for VP-102. If the FDA revokes or alters its agreement under the SPA, believes that the manner in which the study was conducted was not consistent with the terms of our SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for marketing approval, which could materially adversely affect our business, financial condition and results of operations.

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

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing VP-102 for the treatment of external genital warts and potentially other dermatological conditions and VP-103 for the treatment of plantar warts. In addition, we intend to in-license or acquire additional product candidates for other dermatological conditions to build a fully integrated dermatology company. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of VP-102 for the treatment of molluscum, common warts and external genital warts, as well as VP-103 for the treatment of plantar warts. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for VP-102 and VP-103 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Veloce Biopharma, Leo Pharma, and Novan have initiated clinical trials with different programs in molluscum. There are a number of companies conducting late-stage clinical trials for common warts, including Aclaris Therapeutics and Cutanea Life Sciences. In addition, other drugs have been and may continue to be used off label as treatment for molluscum, common warts, external genital warts, and plantar warts, and there are other existing alternative therapies such as curettage or cryotherapy.

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

In March 2019, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, including, in the case of a bulk drug substance that is a component of an FDA-approved drug, an evaluation of whether there exists an attribute of the approved drug that makes it medically unsuitable to treat certain patients; whether the drug product proposed to be compounded is intended to address that attribute; and whether the drug product proposed to be compounded must be compounded from a bulk drug substance rather than from the finished, FDA-approved drug product. If the FDA implements these criteria as in the Guidance for Industry, and if VP-102 is approved, an outsourcing facility may be permitted to compound a cantharidin product using bulk cantharidin notwithstanding our approval provided it satisfies these and other criteria set forth in the FDA’s guidance.

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

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we or our vendors violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our business activities involve the controlled use of hazardous materials, including corrosive, explosive and flammable chemicals and other hazardous compounds in addition to certain biological hazardous waste. Ultimately, the activities of our third-party product manufacturers when a product candidate reaches commercialization will also require the use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. For example, cantharidin is classified as an extremely hazardous substance in the United States and is subject to strict reporting requirements. Furthermore, the excipients in our product candidate are combustible and flammable. If not handled properly, there is a risk of explosion which could carry liability risk and affect the availability or capacity of the affected vendor. Although we believe that our and our vendors’ safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources, or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third-party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations or one of our vendors. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.

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

We have engaged a CRO historically to conduct our clinical trials and expect to engage a CRO for future clinical trials for VP-102 or other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

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

Risks Related to Legal and Regulatory Compliance Matters

Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act and the civil monetary penalties statute;

•

the federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved or off-label, and thus non-reimbursable, uses;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians teaching hospitals and applicable manufacturers; and (ii) ownership and investment interests held by physicians and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require the reporting of information related to drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If VP-102 or other product candidates that we may identify are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, generally, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2018, we had 16 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

An active trading market for our common stock may not continue to develop or be sustained.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.  All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law legislation, known as the Tax Cuts and Jobs Act of 2017, or Tax Act that significantly revised the Internal Revenue Code of 1986, as amended. The federal income tax legislation, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), effective for net operating losses incurred in taxable years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the changes to the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the changes in the federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $24.1 million and $24.1 million, respectively. The federal and state net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the 2017 federal tax law changes. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We have begun to incur increased costs and demands upon management as a result of being a public company.

As a newly public company listed in the United States, we have begun to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery and federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision has been appealed and may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in a 4,962 square foot facility in West Chester, Pennsylvania pursuant to a sublease agreement that expires in May 2021. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Stockholders

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VRCA”. As of March 4, 2019, we had 25,707,256 shares of common stock outstanding held by 62 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

On June 14, 2018, our Registration Statement on Form S-1, as amended (File No. 333-225104) was declared effective in connection with our initial public offering, or IPO, pursuant to which we sold 5,750,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The IPO closed on June 19, 2018.  We received net proceeds from the IPO of $78.4 million (after deducting underwriters’ discounts and commissions and additional offering related costs of $7.9 million). The joint book-running underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC and Cowen and Company, LLC.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward‑looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward‑Looking Statements.”

Overview

We are a medical dermatology company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our novel topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. In addition to patent protection we are seeking, VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity, which would provide for an additional six months of non-patent exclusivity.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. We plan to submit a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in the second half of 2019. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. We also have an ongoing Phase 2 clinical trial of VP-102 for the treatment of common warts (COVE-1). We expect to report top-line results from this trial in the second quarter of 2019. In addition, we plan to initiate a Phase 2 trial with VP-102 in external genital warts in the first half of 2019. We also expect to submit an investigational new drug application, or IND, for VP-103 in plantar warts in the second half of 2019. We retain exclusive, royalty-free rights to our product candidates across all indications.

Our strategy is to advance VP-102 through regulatory approval and self-commercialize in the United States for the treatment of several skin diseases. We intend to build a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians. In the future, we also intend to develop VP-102 for commercialization in additional geographic regions, either alone or together with a strategic partner.

We have a limited operating history. Since our inception in 2013, our operations have focused on developing VP-102, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity and equity-linked securities. On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operations in the normal course of business at least through the end of 2020.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2018 and 2017, our net loss was $20.6 million and $4.5 million, respectively. As of December 31, 2018, we had an accumulated deficit of $33.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of molluscum and common warts as well as initiate and complete additional clinical trials, as needed;
•	initiate clinical trials evaluating VP-102 for the treatment of external genital warts;
•	pursue an IND and initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•

pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of common warts, external genital warts or any other indications we may pursue for VP-102, as well as for VP-103;

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

Services Agreement with PBM Capital Group, LLC

In December 2015, we entered into a services agreement, or SA, with PBM Capital Group, LLC, or PBM, an affiliate of PBM Capital Investments, LLC, to engage PBM for certain business development, operations, technical, contract, accounting and back office support services. We agreed to pay PBM a fee of $2,500 per month for these services. The SA had an initial term of 12 months and automatically renewed monthly thereafter.

In March 2018, we entered into an amendment to the SA with PBM effective as of April 1, 2018, which extended the term of the SA until March 31, 2019 and increased the management fee we are obligated to pay to PBM to $50,000 per month. The SA as amended, provides for termination by us with 30 days advance notice or a mutually agreed upon effective date for transition as individual services are cancelled with a corresponding reduction in the monthly management fee. On January 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 as a result of a reduction in services provided by PBM.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our significant accounting policies appears in the notes to our audited financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Research and Development Costs

Our research and development expenses consist primarily of costs associated with our clinical trials, salaries, payroll taxes, employee benefits, and equity-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. We use the Black-Scholes option-pricing model to value our stock option awards. For stock-based awards granted to employees and to members of the board of directors for their services, we estimate the grant date fair value of each option award and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. See Change in Accounting Principle – Stock-Based Compensation. Non-employee options are remeasured to fair value each period and we recognize compensation expense on a straight-line basis over the vesting period of each separate vesting tranche of the award.

The use of the Black‑Scholes option-pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, and, for grants prior to our initial public offering, the value of the common stock. The expected life of stock options was estimated using the “simplified method,” as we have limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. We have historically been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Change in Accounting Principle - Stock-Based Compensation

In the fourth quarter of 2018, we changed our policy for recognizing stock-based compensation expense for graded-vesting awards with service conditions only from the graded attribution method to the straight-line attribution method. We view these awards as single awards and believe that the straight-line attribution method more accurately reflects the pattern of service provided by our employees versus the graded attribution method which significantly front loads the stock-based compensation expense and does not appropriately match the expense with the services provided. In addition, based on research and analysis, we believe the straight-line attribution method for stock-based compensation expense for service condition-only awards is the predominant method used in our industry. See Note 2 to our financial statements for the effect of the change in accounting policy and its impact on key components of our financial statements.

Stock-based compensation for non-employee stock options is recorded over the vesting period and remeasured at fair value until they vest.

Recent Accounting Pronouncements

See Note 2 to our financial statements for a discussion of recent accounting pronouncements and their effect on us.

JOBS Act

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

Subject to certain conditions, as an emerging growth company, we may rely on certain exemptions, including exemptions from (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1)  (a) December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (b) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion or (c) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Components of Operating Results

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, pursue regulatory approval for VP-102 for the treatment of molluscum, conduct our ongoing Phase 2 clinical trial of VP-102 in patients with common warts, initiate a Phase 2 trial with VP-102 in external genital warts, submit an IND for VP-103 in plantar warts and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

We anticipate that our general and administrative expenses will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building a sales and marketing team in connection with the potential regulatory filing and approval of VP-102 for the treatment of molluscum. As a result, we expect to report significantly higher general and administrative expenses in 2019.

Income Taxes

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $24.1 million and $24.1 million, respectively. The federal and state net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017	Change
Operating expenses:
Research and development	$12,826	$3,730	$9,096
General and administrative	9,052	727	8,325
Total operating expenses	21,878	4,457	17,421
Loss from operations	(21,878)	(4,457)	(17,421)
Other income (expense):
Interest income	1,231	—	1,231
Other expense	(1)	—	(1)
Interest expense - related party	—	(2)	2
Total other income (expense)	1,230	(2)	1,232
Net loss	$(20,648)	$(4,459)	$(16,189)

Research and Development Expenses

Research and development expenses were $12.8 million for the year ended December 31, 2018, compared to $3.7 million for the year ended December 31, 2017. The increase of $9.1 million was primarily attributable to costs associated with Phase 2 and Phase 3 clinical activities for VP-102, an increase in costs associated with increased headcount and associated salary, bonus and stock-based compensation expense, and a charge related to a consulting agreement with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses were $9.1 million for the year ended December 31, 2018, compared to $0.7 million for the year ended December 31, 2017. The increase of $8.3 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Other Income (Expense)

Other income for the year ended December 31, 2018 consisted of interest earned on our cash, cash equivalents and marketable securities. Other expense for the year ended December 31, 2017 was insignificant.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $89.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(17,874)	$(4,583)
Net cash used in investing activities	(79,894)	—
Net cash provided by financing activities	99,376	12,719
Net increase in cash and cash equivalents	$1,608	$8,136

Operating Activities

During the year ended December 31, 2018, operating activities used $17.9 million of cash, primarily resulting from a net loss of $20.6 million and non-cash stock-based compensation of $2.3 million. Net cash provided by changes in operating assets and liabilities of $0.4 million consisted primarily of increases in accounts payable and accrued expenses of $1.8 million, partially offset by increases in prepaid expenses and other assets of $0.9 million. The increase in accounts payable and accrued expenses was primarily due to clinical trial and product development activities, and accruals for expenses related to a consulting agreement with our former Chief Scientific Officer, and discretionary annual employee bonuses. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical development and product development activities and annual insurance policy payments.

During the year ended December 31, 2017, operating activities used $4.6 million of cash, primarily resulting from a net loss of $4.5 million and from cash used in changes in operating assets and liabilities of $0.2 million, partially reduced for non-cash stock-based compensation of $0.1 million. Net cash used in changes in operating assets and liabilities consisted primarily of increases in prepaid expenses and other assets of $0.4 million partially offset by increases in accounts payable and accrued expenses of $0.2 million. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical development activities.

Investing Activities

During the year ended December 31, 2018, net cash used in investing activities was primarily related to the purchase of marketable securities as a result of investing proceeds received from the IPO. In addition, $0.8 million was used for the purchase and construction of property and equipment. During the year ended December 31, 2017, no cash was used in investing activities.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $99.4 million consisting of the net proceeds from the issuance of common stock in connection with the IPO and from the issuance of shares of Series C preferred stock in February and March 2018.

During the year ended December 31, 2017, net cash provided by financing activities was $12.7 million as a result of net proceeds of $7.7 million received from a stock subscription receivable associated with the issuance of Series A preferred shares in December 2015 and net proceeds of $5.0 million received from the issuance of Series B preferred shares in December 2017.

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

We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2020. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

On March 22, 2018, we executed a purchase order, denominated in Chinese yuan, with a supplier, pursuant to which we agreed to purchase approximately $2.3 million of crude cantharidin material related to clinical and commercial supply. As of December 31, 2018, we purchased approximately $1.5 million of crude cantharidin material and have a remaining purchase order for approximately another $0.8 million. On July 16, 2018, we entered into a supply agreement with the supplier. The executed purchase order is covered under the terms of the supply agreement.

On April 9, 2018, we entered into an agreement to sublease 4,962 square feet of office space in West Chester, Pennsylvania. The agreement requires annual rental payments of approximately $0.1 million and is scheduled to expire on May 31, 2021.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities, are in the form of U.S. Treasury securities, asset-backed securities, and commercial paper. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 100 basis point change in market interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States, including in China, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2018, we had minimal or no liabilities denominated in foreign currencies, but our purchase order with a supplier, pursuant to which we agreed to purchase approximately $2.3 million of crude cantharidin material, is denominated in Chinese yuan. As of December 31, 2018, we had purchased approximately $1.5 million of crude cantharidin material under this purchase order.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Verrica Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for graded vesting share-based payment awards with a service condition only in 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 7, 2019

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,271	$8,663
Marketable securities	79,538	—
Prepaid expenses and other assets	1,343	420
Total current assets	91,152	9,083
Property and equipment, net	255	—
Deposits	499	—
Total assets	$91,906	$9,083
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$922	$153
Accrued expenses	1,517	449
Accounts payable and accrued expenses - related party	38	14
Total current liabilities	2,477	616
Total liabilities	2,477	616
Commitments and Contingencies (Note 6)
Convertible preferred stock - Series A - 0 and 21,302,972 shares authorized, issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	10,508
Convertible preferred stock - Series B - 0 and 1,937,984 shares authorized, issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	5,000
Total convertible preferred stock	—	15,508
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 and 33,236,900 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 25,809,900 shares issued and 25,704,756 shares outstanding as of December 31, 2018 and 3,804,643 shares issued and 3,699,499 shares outstanding as of December 31, 2017, respectively	3	—
Treasury stock, at cost, 105,144 shares as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	122,526	5,394
Accumulated deficit	(33,083)	(12,435)
Accumulated other comprehensive loss	(17)	—
Total stockholders’ equity (deficit)	89,429	(7,041)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$91,906	$9,083

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$12,826	$3,730
General and administrative	9,052	727
Total operating expenses	21,878	4,457
Loss from operations	(21,878)	(4,457)
Other income (expense):
Interest income	1,231	—
Other expense	(1)	—
Interest expense - related party	—	(2)
Total other income (expense)	1,230	(2)
Net loss	(20,648)	(4,459)
Deemed dividend on Series A preferred stock	—	(5,300)
Net loss attributable to common stockholders	$(20,648)	$(9,759)
Net loss per share, basic and diluted	$(1.41)	$(1.56)
Deemed dividend on Series A preferred stock	—	(1.86)
Net loss attributable to common stockholders	$(1.41)	$(3.42)

Weighted average common shares outstanding, basic and diluted	14,662,751	2,850,269

Net loss	$(20,648)	$(4,459)
Other comprehensive loss:
Unrealized loss on marketable securities	(17)	—
Comprehensive loss	$(20,665)	$(4,459)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

													Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible				Additional				Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		PaidIn	Accumulated	Treasury Stock		Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Issued	Amount	Capital	Deficit	Shares	Cost	Loss	(Deficit)
Balance as of December 31, 2016	21,302,972	$2,789	—	$—	—	$—	3,804,643	$—	$12	$(2,676)	105,144	$—	$—	$(2,664)
Stock-based compensation	—	—	—	—	—	—	—	—	82	—	—	—	—	82
Series A convertible preferred stock receivable	—	8,000	—	—	—	—	—	—	—	—	—	—	—	—
Issuance cost for Series A preferred stock	—	(281)	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion feature for Series A preferred stock	—	(5,300)	—	—	—	—	—	—	5,300	—	—	—	—	5,300
Deemed dividend for Series A preferred stock	—	5,300	—	—	—	—	—	—	—	(5,300)	—	—	—	(5,300)
Series B convertible preferred stock	—	—	1,937,984	5,000	—	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	—	(4,459)	—	—	—	(4,459)
Balance as of December 31, 2017	21,302,972	10,508	1,937,984	5,000	—	—	3,804,643	—	5,394	(12,435)	105,144	—	—	(7,041)
Stock-based compensation	—	—	—	—	—	—	—	—	2,251	—	—	—	—	2,251
Exercise of stock options	—	—	—	—	—	—	8,385	—	7	—	—	—	—	7
Series C convertible preferred stock	—	—	—	—	4,606,267	21,000	—	—	—	—	—	—	—	—
Issuance costs for Series C preferred	—	—	—	—	—	(7)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(21,302,972)	(10,508)	(1,937,984)	(5,000)	(4,606,267)	(20,993)	16,246,872	2	36,499	—	—	—	—	36,501
Issuance of common stock in connection with IPO, net of offering costs	—	—	—	—	—	—	5,750,000	1	78,375	—	—	—	—	78,376
Net loss	—	—	—	—	—	—	—	—	—	(20,648)	—	—	—	(20,648)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Balance as of December 31, 2018	—	$—	—	$—	—	$—	25,809,900	$3	$122,526	$(33,083)	105,144	$—	$(17)	$89,429

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(20,648)	$(4,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,251	82
Accretion of discounts on marketable securities	(435)	—
Depreciation expense	20	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(923)	(403)
Accounts payable	769	86
Accrued expenses	1,068	133
Accounts payable and accrued expenses - related party	24	(22)
Net cash used in operating activities	(17,874)	(4,583)
Cash flows from investing activities
Purchases of marketable securities	(79,120)	—
Purchases of property, plant and equipment	(275)	—
Deposit for construction of equipment	(499)	—
Net cash used in investing activities	(79,894)	—
Cash flows from financing activities
Proceeds from the issuance of common stock in connection with IPO	86,250	—
Proceeds from exercise of stock options	7	—
Payment of offering cost in connection with issuance of common stock in connection with IPO	(7,874)	—
Proceeds received from Series A preferred stock subscription receivable	—	8,000
Stock issuance costs related to Series A preferred stock	—	(281)
Proceeds received from issuance of Series C preferred stock	21,000	5,000
Stock issuance costs related to Series C preferred stock	(7)	—
Net cash provided by financing activities	99,376	12,719
Net increase in cash and cash equivalents	1,608	8,136
Cash and cash equivalents at the beginning of the year	8,663	527
Cash and cash equivalents at the end of the year	$10,271	$8,663
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Supplemental disclosure of noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(17)	$—
Conversion of preferred stock into common stock	$36,501	$—

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Financial Statements

Note 1—Organization and Description of Business Operations

Verrica Pharmaceuticals Inc. (the “Company”) was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a medical dermatology company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases.

Reverse Stock Split

On June 4, 2018, the Company effected a 1.714-for-one reverse stock split of Company’s common stock. No fractional shares were issued in connection with the stock split. The par value and other terms of the common stock were not affected by the stock split.

All share and per share amounts, including stock options, have been retroactively adjusted in these financial statements for all periods presented to reflect the 1.714-for-one reverse stock split. Further, exercise prices of stock options have been retroactively adjusted in these financial statements for all periods presented to reflect the 1.714-for-one reverse stock split. The number of shares of the Company’s preferred stock were not affected by the reverse stock split; however, the conversion ratios were adjusted to reflect the reverse stock split.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2018, the Company had an accumulated deficit of $33.1 million.

On February 20, 2018 and March 7, 2018, the Company issued an aggregate of 4,606,267 shares of Series C convertible preferred stock, at an issuance price of $4.559 per share, for gross proceeds of $21.0 million.

On June 19, 2018, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance and sale of 5,750,000 shares of its common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s Series A, Series B and Series C convertible preferred stock were automatically converted into 16,246,872 shares of the Company’s common stock. In addition, upon the closing of the IPO, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which shares of preferred stock are undesignated.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s functional currency is the U.S. dollar.

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

The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. There were no marketable securities with a maturity of greater than one year as of December 31, 2018. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive loss included in stockholders’ equity (deficit).

The following table presents the Company’s marketable securities as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial paper	$48,623	$5	$(4)	$48,624
U.S. treasury securities	17,028	—	(2)	17,026
Asset-backed securities	13,904	—	(16)	13,888
Total marketable securities	$79,555	$5	$(22)	$79,538

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Equipment	5 years
Leasehold Improvements	Lease term
Office Furniture and Fixtures	3 years

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be recognized if the carrying value of the asset exceeds its fair value. Fair value is generally determined using discounted cash flows. No impairment losses have been recorded since inception.

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

The following table presents fair value of the Company’s marketable securities as of December 31, 2018 (in thousands):

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$48,624	$—	$48,624
U.S. treasury securities	17,026	—	—	17,026
Asset-backed securities	—	13,888	—	13,888
Total	$17,026	$62,512	$—	$79,538

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the year ended December 31, 2018, comprehensive loss includes net loss and unrealized loss on marketable securities.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. The Company uses the Black-Scholes option-pricing model to value its stock option awards. For stock-based awards granted to employees and to members of the board of directors for their services, the Company estimates the grant date fair value of each option award and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. See Change in Accounting Principle – Stock-based Compensation. Non-employee options are remeasured to fair value each period and the Company recognizes compensation expense on a straight-line basis over the vesting period of each separate vesting tranche of the award.

The use of the Black‑Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, and, for grants prior to the Company’s IPO, the value of the common stock. The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Change in Accounting Principle - Stock-Based Compensation

In the fourth quarter of 2018, the Company changed its policy for recognizing stock-based compensation expense for graded-vesting awards with service conditions only from the graded attribution method to the straight-line attribution method. The Company views these awards as single awards and believes that the straight-line attribution method more accurately reflects the pattern of service provided by the employees versus the graded attribution method which significantly front loads the stock-based compensation expense and does not appropriately match the expense with the services provided. In addition, based on research and analysis, the Company believes the straight-line attribution method for stock-based compensation expense for service condition-only awards is the predominant method used in its industry. The Company has concluded that the straight-line attribution method for stock-based compensation is a preferable accounting policy in accordance with ASC 250, Accounting Changes and Error Corrections and has applied this change retrospectively. The impact from the change in accounting policy for periods prior to January 1, 2018 was immaterial.

The following tables present the effect of the change in accounting policy and its impact on key components of the Company’s 2018 financial statements (in thousands, except share and per share amounts):

	Year ended December 31, 2018
	As Computed Under Graded Attribution Method	As Reported Under Straight- line Attribution Method	Effect of Change
Operating expenses:
Research and development	$12,939	$12,826	$(113)
General and administrative	10,441	9,052	(1,389)
Total operating expenses	23,380	21,878	(1,502)
Loss from operations	(23,380)	(21,878)	1,502
Other income (expense):
Interest income	1,231	1,231	—
Other expense	(1)	(1)	—
Total other income	1,230	1,230	—
Net loss	$(22,150)	$(20,648)	$1,502
Net loss per common share, basic and diluted	$(1.51)	$(1.41)	$0.10
Weighted average common shares outstanding, basic and diluted	14,662,751	14,662,751
Stock-based compensation expense included above:
Research and development	$472	$359	$(113)
General and administrative	3,281	1,892	(1,389)

Net loss	$(22,150)	$(20,648)	$1,502
Other comprehensive loss:
Unrealized loss on marketable securities	(17)	(17)	—
Comprehensive loss	$(22,167)	$(20,665)	$1,502

	As of December 31, 2018
	As Computed Under Graded Attribution Method	As Reported Under Straight-line Attribution Method	Effect of Change
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018	$—	$—	$—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2018; 25,809,900 shares issued and 25,704,756 shares outstanding as of December 31, 2018	3	3	—
Treasury stock, at cost, 105,144 shares as of December 31, 2018	—	—	—
Additional paid-in capital	124,028	122,526	(1,502)
Accumulated deficit	(34,585)	(33,083)	1,502
Accumulated other comprehensive loss	(17)	(17)	—
Total stockholders’ equity	$89,429	$89,429	$—

	Year ended December 31, 2018
	As Computed Under Graded Attribution Method	As Reported Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net loss	$(22,150)	$(20,648)	$1,502
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,753	2,251	(1,502)
Accretion of discounts on marketable securities	(435)	(435)	—
Depreciation expense	20	20	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(923)	(923)	—
Accounts payable	769	769	—
Accrued expenses	1,068	1,068	—
Accounts payable and accrued expenses – related party	24	24	—
Net cash used in operating activities	$(17,874)	$(17,874)	$—

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2018	2017
Shares issuable upon conversion of Series A Preferred	—	12,428,773
Shares issuable upon conversion of Series B Preferred	—	1,130,679
Shares issuable upon exercise of stock options	1,529,883	90,429
Non-vested shares under restricted stock grants	848,859	848,859

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU No. 2014-15 on January 1, 2017 and its adoption did not have a material impact on the Company’s financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of 2017 and elected to account for forfeitures as they occur. Other provisions of ASU 2016-09 had no impact on the Company’s financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. After assessing the provisions of the guidance, the Company has estimated that a right-of-use asset and corresponding lease liability in the amount of $0.3 million will be recorded upon adoption as of January 1, 2019. The adoption of this standard is not expected to have a significant impact on the Company’s statements of operations and comprehensive loss and statements of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606, Revenue from Contracts with Customers. The Company will adopt this standard as of January 1, 2019 but does not expect it to have a material impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company will adopt this standard as of January 1, 2019 but does not expect the adoption of this guidance to have a material impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its financial statements.

Note 3—Property and Equipment

Property and equipment, net consisted of (in thousands):

As of December 31, 2018
Leasehold improvements	$68
Office furniture and fixtures	48
Office equipment	28
Construction in process	131
275
Accumulated depreciation	(20)
Total property and equipment, net	$255

Depreciation expense for the years ended December 31, 2018 was $20,294. Prior to 2018, the Company did not hold any property or equipment.

The Company has recorded an asset classified as construction in process associated with the construction of a product packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 4—Related Party Transactions

Prior to the IPO, the Company was controlled by PBM VP Holdings, LLC (“PBM VP Holdings”) an affiliate of PBM Capital Group, LLC (“PBM”). Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of the Company’s Board of Directors, and certain entities affiliated with Mr. Manning, continue to be the Company’s largest shareholder on a collective basis.

On December 2, 2015, the Company entered into a Services Agreement (a “SA”) with PBM. Pursuant to the terms of the SA, which had an initial term of twelve months (and was automatically renewable for successive monthly periods), PBM rendered advisory and consulting services to the Company. Services provided under the SA included certain business development, operations, technical, contract, accounting and back office support services. In consideration for these services, the Company was obligated to pay PBM a monthly management fee of $2,500. On March 29, 2018, the Company amended the SA with PBM, effective as of April 1, 2018, increasing the monthly fee to $50,000. On January 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 as a result of a reduction in services provided by PBM.

For the years ended December 31, 2018 and 2017, the Company incurred expenses under the SA of $457,500 and $30,000, respectively, which were primarily included in general and administrative expenses.

As of December 31, 2018 and 2017, the Company had payables due to PBM and its affiliates of $38,000 and $14,000, respectively. These balances include amounts due for other miscellaneous expenses incurred by PBM and its affiliates.

Note 5—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2018	2017
Compensation and related costs	$1,261	$49
Clinical trials and drug development	—	233
Consulting - former Chief Scientific Officer	190	—
Professional fees	56	129
Other	10	38
Total accrued expenses	$1,517	$449

Note 6—Commitments and Contingencies

Litigation

As of December 31, 2018 and 2017, there was no litigation against the Company.

Supply Agreement and Purchase Order

On March 22, 2018, the Company executed a purchase order with a supplier, denominated in Chinese yuan, pursuant to which the Company agreed to purchase approximately $2.3 million of crude cantharidin material. As of December 31, 2018, the Company purchased approximately $1.5 million of crude cantharidin material under this purchase order.

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

Agreements with Former Chief Scientific Officer

On May 31, 2018, the Company and the former Chief Scientific Officer (“CSO”) executed a transition agreement related to his resignation from employment as well as a Consulting Agreement (the “Consulting Agreement”) that began upon the closing of the IPO.

The Consulting Agreement provides for cash payments to the former CSO of $29,375 per month for the first 12 months of the agreement. After the first 12 months, the former CSO will receive $300 per hour for each hour of consulting services provided. As of December 31, 2018, $0.2 million remained accrued under this Consulting Agreement.

Facility Lease

The Company has operations in a facility in West Chester, Pennsylvania pursuant to a sublease agreement that expires in May 2021.

Rent expense under this sublease was $97,503 in 2018 and future minimum lease payments are as follows (in thousands):

2019	$136
2020	139
2021	58
Total minimum lease payments	$333

Note 7—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 and 33,236,900 shares of common stock, $0.0001 par value per share, as of December 31, 2018 and 2017, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

Restricted Stock

Pursuant to an Amended and Restated Stock Purchase Agreement (the “Amended and Restated Agreement”) between the Company and the former CSO, 848,859 shares held by the former CSO are subject to repurchase by the Company at $0.0001 per share in the event the CSO ceases to be a consultant. These shares will be released from the repurchase option on the earliest to occur of (i) a change in control, (ii) regulatory approval of the Company’s new drug application for cantharidin, (iii) commercial sale of products and (iv) a covered termination, as defined in the Amended and Restated Agreement. No compensation expense has been recognized for these nonvested shares as these shares are performance-based and the triggering event was not determined to be probable as of December 31, 2018. See Note 8.

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

Note 8—Stock-Based Compensation

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

The IPO Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The IPO Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company has initially reserved 3,738,199 shares of common stock for issuance under the IPO Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the IPO Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2018, 1,958,033 shares were available for grant under the IPO Plan.

Stock Options

The Company’s employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2018 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2022, are nontransferable, and have term expiration dates set to expire through 2028.

The grant date fair value of employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2018 and 2017 to estimate the fair value of employee stock option awards:

	For the Year Ended December 31,
	2018	2017
Exercise price	$6.52 - $16.32	$0.90
Risk-free rate of interest	2.58% - 3.13%	1.92% - 2.23%
Expected term (years)	6.15	6.25
Expected stock price volatility	58.26% - 83.67%	79.02% - 79.12%
Dividend yield	—	—
Weighted average grant date fair value	$6.95	$0.12

Non-employee options are remeasured to fair value each period through operations using a Black-Scholes option-pricing model until the options vest. There were no stock options granted to non-employees during the years ended December 31, 2018 and 2017. Key assumptions used to estimate the fair value of the non-employee stock options remeasured during the years ended December 31, 2018 and 2017 are as follows:

	For the Year Ended December 31,
	2018	2017
Exercise price	$0.90	$0.90
Risk-free rate of interest	2.33% - 3.06%	2.16% - 2.48%
Expected term (years)	7.53	8.43
Expected stock price volatility	58.26% - 83.81%	77.59% - 79.12%
Dividend yield	—	—
Weighted average fair value	$9.22	$3.37

The following table summarizes the Company’s employee stock option activity under the 2013 Plan and the IPO Plan for the year ended December 31, 2018:

			Weighted average	Aggregate
		Weighted average	remaining contractual	Intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2017	17,502	$0.90	9.0
Options granted	1,451,839	8.34
Exercised	(8,385)	0.90
Forfeited/Cancelled	(4,000)	16.32
Outstanding as of December 31, 2018	1,456,956	$8.27	9.2	$1,739,581
Options vested and exercisable as of December 31, 2018	192,018	$6.52	9.1	$312,995

The following table summarizes the Company’s non-employee stock option activity under the 2013 Plan and the IPO Plan for the year ended December 31, 2018:

			Weighted average	Aggregate
		Weighted average	remaining contractual	intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2017	72,927	$0.90	8.3
Granted	—	—
Outstanding as of December 31, 2018	72,927	$0.90	7.3	$528,721
Options vested and exercisable as of December 31, 2018	55,910	$0.90	7.3	$405,348

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the employee stock option granted during the years ended December 31, 2018 and 2017 was $6.95 and $0.12, respectively. As of December 31, 2018, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $8.1 million, which the Company expects to recognize over a weighted-average period of 3.1 years.

Restricted Stock

The following table summarizes restricted stock award activities for the year ended December 31, 2018:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2017	848,859	$0.33
Granted	—	—
Nonvested at December 31, 2018	848,859	$0.33

As of December 31, 2018, the total unrecognized compensation expense related to the nonvested shares was $0.3 million. No compensation expense has been recognized for these nonvested shares as these shares are performance-based and the triggering event was not determined to be probable as of December 31, 2018.

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations for the years ended December 31, 2018 and 2017 as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Research and development	$359	$82
General and administrative	1,892	—
Total stock-based compensation	$2,251	$82

Note 9–Income Taxes

There is no provision for income taxes as the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets.

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Tax computed at statutory federal income tax rate[1]	$(4,336)	$(1,560)
State taxes, net of federal benefit	(1,478)	(255)
Rate change	—	898
Permanent items	409	—
Other	(5)	—
Change in valuation allowance	5,410	917
Income tax provision (benefit)	$—	$—

1.	Statutory U.S. federal income tax rate of 21% in 2018 and 35% in 2017.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$6,909	$1,946
Accrued expenses and other	510	27
Total deferred tax assets	7,419	1,973
Less valuation allowance	(7,383)	(1,973)
Deferred tax asset, net of valuation allowance	36	—
Deferred tax liabilities:
Fixed assets	(36)	—
Total deferred tax liabilities	(36)	—
Net deferred tax assets	$—	$—

The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $24.1 million and $24.1 million, respectively. The federal and state net operating loss carryforwards that were generated prior to 2018 will begin to expire, if not utilized, by 2033. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986 as amended, and similar provisions.

As of December 31, 2018, the Company has uncertain tax positions related to federal and state income credits for its research and development activities.  The total amount of unrecognized tax benefits was $0.1 million as of December 31, 2018 and 2017.  The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.  The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2015 and subsequent federal and state tax years for the Company remain open for the assessment of income taxes.

Note 10–Selected Quarterly Financial Data (Unaudited)

In the fourth quarter of 2018, the Company changed its policy for recognizing stock-based compensation expense for awards with service conditions only from the graded attribution method to the straight-line attribution method. See Note 2 - Change in Accounting Principle - Stock-Based Compensation. The impact from the change in accounting policy for periods prior to January 1, 2108 was immaterial. As a result, the quarterly periods in 2017 have not been adjusted for the change in accounting policy. The following tables present the effect of the change in accounting policy and its impact on the Company’s results of operations as previously reported for the 2018 quarters ended March 31, June 30, and September 30, as compared to the results of operations after the retrospective application of the change in accounting policy (in thousands, except share and per share amounts):

	For the Quarter Ended
As Computed Under Straight-line Attribution Method:	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses:
Research and development	$927	$3,515	$3,467	$4,917
General and administrative	961	1,955	2,865	3,271
Total operating expenses	1,888	5,470	6,332	8,188
Loss from operations	(1,888)	(5,470)	(6,332)	(8,188)
Total other income	41	153	426	610
Net loss	$(1,847)	$(5,317)	$(5,906)	$(7,578)
Net loss per share, basic and diluted	$(0.65)	$(0.92)	$(0.24)	$(0.30)
Weighted average common shares outstanding, basic and diluted	2,850,460	5,751,326	24,847,512	24,847,877

	For the Quarter Ended
As Previously Reported Under Graded Attribution Method:	March 31, 2018	June 30, 2018	September 30, 2018
Operating expenses:
Research and development	$929	$3,609	$3,484
General and administrative	986	2,503	3,681
Total operating expenses	1,915	6,112	7,165
Loss from operations	(1,915)	(6,112)	(7,165)
Total other income	41	153	426
Net loss	$(1,874)	$(5,959)	$(6,739)
Net loss per share, basic and diluted	$(0.66)	$(1.04)	$(0.27)
Weighted average common shares outstanding, basic and diluted	2,850,640	5,751,326	24,847,512

The following table presents the quarterly results of operations for 2017 (in thousands, except share and per share amounts):

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses:
Research and development	$515	$977	$1,120	$1,118
General and administrative	55	118	238	316
Total operating expenses	570	1,095	1,358	1,434
Loss from operations	(570)	(1,095)	(1,358)	(1,434)
Total other income (expense)	—	—	(1)	(1)
Net loss	$(570)	$(1,095)	$(1,359)	$(1,435)
Net loss per share, basic and diluted	$(0.20)	$(0.38)	$(0.48)	$(0.50)
Weighted average common shares outstanding, basic and diluted	2,849,305	2,850,471	2,850,640	2,850,640

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report:

(a)(1)	Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

(a)(2)	Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

3.2

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.1

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 20, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.2+

2013 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.3+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.4+

2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.5+

Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice, and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.6+

Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.7+

Employment Agreement, by and between the Registrant and Ted White, dated as of December 11, 2017 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.8+

Employment Agreement, by and between the Registrant and Chris Degnan, dated as of February 7, 2018, as amended on February 14, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.9+

Employment Agreement, by and between the Registrant and Linda Palczuk, dated as of January 30, 2018, as amended on February 13, 2018 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.10+

Employment Agreement, by and between the Registrant and Joe Bonaccorso, dated as of January 6, 2018, as amended on January 29, 2018 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.11

Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of December 2, 2015, as amended on March 29, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.12+

Advisor Agreement, by and between the Registrant and Glenn Oclassen, dated as of August 7, 2014 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.13+

Restricted Stock Purchase Agreement, by and between the Registrant and Glenn Oclassen, dated as of August 7, 2014, as amended on January 31, 2018 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.14+

Employment Agreement, by and between the Registrant and Patrick Burnett, dated as of March 7, 2018, as amended (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.15

Sublease Agreement, by and between Therakos, Inc. and the Registrant, dated as of April 9, 2018 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.16+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.17+

Transition Agreement, by and between the Registrant and Matt Davidson, effective as of May 31, 2018 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.18#

Supply Agreement, by and between the Registrant and Funing County Development Brucea Javanica Professional Cooperatives, dated as of July 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 7, 2018)

10.19	Second Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of January 1, 2019.

18.1	Preferability Letter Regarding Change in Accounting Principle dated March 7, 2019 from KPMG LLP

23.1	Consent of KPMG LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1^

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
^

These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERRICA PHARMCEUTICALS INC.

	By:	/s/ Ted White
March 7, 2019		Ted White President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted White and Chris Degnan, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Verrica Pharmaceuticals Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted White Ted White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019

/s/ Chris Degnan Chris Degnan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2019

/s/ Paul B. Manning Paul B. Manning	Chairman of the Board of Directors	March 7, 2019

/s/ Sean Stalfort Sean Stalfort	Director	March 7, 2019

/s/ Glenn Oclassen Glenn Oclassen	Director	March 7, 2019

/s/ Mark Prygocki Mark Prygocki	Director	March 7, 2019

/s/ Gary Goldenberg Gary Goldenberg	Director	March 7, 2019