Form 10-Q
period 2019-03-31
Verrica Pharmaceuticals Inc.
filed 2019-05-07
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38529

Verrica Pharmaceuticals Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3137900
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 North High Street, Suite 200 West Chester, PA	19380
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VRCA	The Nasdaq Stock Market LLC

As of May 3, 2019, the registrant had 25,708,485 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$24,427	$10,271
Marketable securities	58,855	79,538
Prepaid expenses and other assets	1,389	1,343
Other receivable - related party	6	—
Total current assets	84,677	91,152
Property, plant and equipment, net	1,013	255
Operating lease right-of-use asset	275	—
Deposits	14	499
Total assets	$85,979	$91,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,136	$922
Accrued expenses	1,804	1,517
Accounts payable and accrued expenses - related party	—	38
Operating lease liability	122	—
Total current liabilities	3,062	2,477
Operating lease liability	156	—
Total liabilities	3,218	2,477
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 authorized as of March 31, 2019 and December 31, 2018; 25,813,629 shares issued and 25,708,485 shares outstanding as of March 31, 2019 and 25,809,900 shares issued and 25,704,756 shares outstanding as of December 31, 2018, respectively	3	3
Treasury stock, at cost, 105,144 shares as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	123,211	122,526
Accumulated deficit	(40,464)	(33,083)
Accumulated other comprehensive gain (loss)	11	(17)
Total stockholders’ equity	82,761	89,429
Total liabilities and stockholders’ equity	$85,979	$91,906

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$4,487	$927
General and administrative	3,539	961
Total operating expenses	8,026	1,888
Loss from operations	(8,026)	(1,888)
Other income:
Interest income	547	41
Total other income	547	41
Net loss	$(7,479)	$(1,847)

Net loss per share, basic and diluted	$(0.30)	$(0.65)
Weighted average common shares outstanding, basic and diluted	24,857,771	2,850,640

Net loss	$(7,479)	$(1,847)
Other comprehensive loss:
Unrealized gain on marketable securities	28	—
Comprehensive loss	$(7,451)	$(1,847)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

													Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible								Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Gain (Loss)	(Deficit)
Balance as of January 1, 2019	—	$—	—	$—	—	$—	25,809,900	$3	$122,526	$(33,083)	105,144	$—	$(17)	$89,429
Stock-based compensation	—	—	—	—	—	—	—	—	780	—	—	—	—	780
Exercise of stock options	—	—	—	—	—	—	3,729	—	3	—	—	—	—	3
Net loss	—	—	—	—	—	—	—	—	—	(7,479)	—	—	—	(7,479)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	28	28
Adoption of ASU 2018-07	—	—	—	—	—	—	—	—	(98)	98	—	—	—	—
Balance as of March 31, 2019	—	$—	—	$—	—	$—	25,813,629	$3	$123,211	$(40,464)	105,144	$—	$11	$82,761

Balance as of January 1, 2018	21,302,972	$10,508	1,937,984	$5,000	—	$—	3,804,643	$—	$5,394	$(12,435)	105,144	$—	$—	$(7,041)
Stock-based compensation	—	—	—	—	—	—	—	—	135	—	—	—	—	135
Series C convertible preferred stock	—	—	—	—	4,606,267	21,000	—	—	—	—	—	—	—	—
Issuance costs for Series C preferred	—	—	—	—	—	(7)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,847)	—	—	—	(1,847)
Balance as of March 31, 2018	21,302,972	$10,508	1,937,984	$5,000	4,606,267	$20,993	3,804,643	$—	$5,529	$(14,282)	105,144	$—	$—	$(8,753)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(7,479)	$(1,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	780	135
Accretion of discounts on marketable securities	(359)	—
Depreciation expense	11	—
Amortization on operating lease right-of-use asset	29	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(46)	(1,000)
Other receivable - related party	(6)	—
Accounts payable	215	457
Accrued expenses	4	108
Accounts payable and accrued expenses - related party	(38)	(7)
Operating lease liability	(28)	—
Net cash used in operating activities	(6,917)	(2,154)
Cash flows from investing activities
Sales and maturities of marketable securities	42,365	—
Purchases of marketable securities	(21,295)	—
Purchases of property, plant and equipment	—	(17)
Net cash provided by (used in) investing activities	21,070	(17)
Cash flows from financing activities
Proceeds from exercise of stock options	3	—
Proceeds received from issuance of Series C preferred stock	—	21,000
Stock issuance costs related to Series C preferred stock	—	(7)
Net cash provided by financing activities	3	20,993
Net increase in cash and cash equivalents	14,156	18,822
Cash and cash equivalents at the beginning of the period	10,271	8,663
Cash and cash equivalents at the end of the period	$24,427	$27,485

Supplemental disclosure of noncash investing and financing activities:
Fixed asset and construction in process purchases accrued at period end	$285	$2
Deferred offering costs included in accounts payable and accrued expenses	—	472

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Nature of Business

Verrica Pharmaceuticals Inc. (the “Company”) was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a medical dermatology company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had an accumulated deficit of $40.5 million.

Since inception, the Company has financed its operations through sales of convertible preferred stock and the sale of common stock in the Company’s initial public offering, with aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million. As of March 31, 2019, the Company had cash, cash equivalents and marketable securities of $83.3 million.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

In the fourth quarter of 2018, the Company changed its policy for recognizing stock-based compensation expense for awards with service conditions only from the graded attribution method to the straight-line attribution method. The following tables present the effect of the change in accounting policy and its impact on the Company’s results of operations as previously reported for the quarter ended March 31, 2018, as compared to the results of operations after the retrospective application of the change in accounting policy (in thousands, except share and per share amounts):

	For the Quarter Ended
	March 31, 2018
	As Computed Under Straight-line Attribution Method:	As Previously Reported Under Graded Attribution Method:
Operating expenses:
Research and development	$927	$929
General and administrative	961	986
Total operating expenses	1,888	1,915
Loss from operations	(1,888)	(1,915)
Total other income	41	41
Net loss	$(1,847)	$(1,874)
Net loss per share, basic and diluted	$(0.65)	$(0.66)
Weighted average common shares outstanding, basic and diluted	2,850,640	2,850,640

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 other than the adoption of the FASB Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), and ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded an operating lease right-of-use asset of $304,000 and an operating lease liability of $306,000 and eliminated deferred rent of $2,000. See Note 8 for additional information.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU as of January 1, 2019 and recorded an adjustment to accumulated deficit and additional paid-in capital of $98,000.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of March 31,
	2019	2018
Shares issuable upon conversion of Series A Preferred	—	12,428,773
Shares issuable upon conversion of Series B Preferred	—	1,130,679
Shares issuable upon conversion of Series C Preferred	—	2,687,420
Shares issuable upon exercise of stock options	2,051,725	969,352
Non-vested shares under restricted stock grants	848,859	848,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial paper	$35,947	$8	$-	$35,955
U.S. treasury securities	8,558	$1	-	8,559
Asset-backed securities	14,339	$3	(1)	14,341
Total marketable securities	$58,844	$12	$(1)	$58,855

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial paper	$48,623	$5	$(4)	$48,624
U.S. treasury securities	17,028	—	(2)	17,026
Asset-backed securities	13,904	—	(16)	13,888
Total marketable securities	$79,555	$5	$(22)	$79,538

There were no marketable securities with a maturity of greater than one year for either period presented. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive gain (loss) included in stockholders’ equity.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commercial paper	$—	$35,955	$—	$35,955
U.S. treasury securities	8,559	—	—	8,559
Asset-backed securities	—	14,341	—	14,341
Total assets	$8,559	$50,296	$—	$58,855

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commercial paper	$—	$48,624	$—	$48,624
U.S. treasury securities	17,026	—	—	17,026
Asset-backed securities	—	13,888	—	13,888
Total assets	$17,026	$62,512	$—	$79,538

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2019	2018
Leasehold improvements	$68	$68
Office furniture and fixtures	48	48
Office equipment	28	28
Construction in process	900	131
	1,044	275
Accumulated depreciation	(31)	(20)
Total property and equipment, net	$1,013	$255

The Company has recorded an asset classified as construction in process associated with the construction of a product packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Related Party Transactions

In December 2015, the Company entered into a services agreement (“SA”) with PBM Capital Group, LLC (“PBM”) an affiliate of PBM Capital Investments, LLC, to engage PBM for certain business development, operations, technical, contract, accounting and back office support services. Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of the Company’s Board of Directors, and certain entities affiliated with Mr. Manning, continue to be the Company’s largest stockholder on a collective basis. The Company agreed to pay PBM a fee of $2,500 per month for these services. The SA had an initial term of 12 months and automatically renewed monthly thereafter.

In March 2018, the Company entered into an amendment to the SA with PBM effective as of April 1, 2018, which extended the term of the SA until March 31, 2019 (and is automatically renewable for successive monthly periods) and increased the management fee the Company is obligated to pay to PBM to $50,000 per month. On January 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 as a result of a reduction in services provided by PBM. The SA, as amended, provides for termination by the Company with 30 days advance notice or a mutually agreed upon effective date for transition as individual services are cancelled with a corresponding reduction in the monthly management fee.

For the three months ended March 31, 2019 and 2018, the Company incurred expenses under the SA of $79,000 and $7,500, respectively.

As of March 31, 2019, the Company had a receivable due from PBM of $6,000. As of December 31, 2018, the Company had a payable due to PBM of $38,000. These balances include amounts for other miscellaneous expenses incurred by PBM and its affiliates.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Compensation and related costs	$391	$1,261
Clinical trials and drug development	880	-
Construction in process	285	-
Consulting - former Chief Scientific Officer	102	190
Professional fees	80	56
Other	66	10
Total accrued expenses	$1,804	$1,517

Note 7—Stock-Based Compensation

In June 2018, the Board adopted and approved the 2018 Equity Incentive Plan (the “IPO Plan”), which amended and restated the Company’s prior 2013 Equity Incentive Plan (the “2013 Plan”) and became effective in connection with the IPO pricing on June 14, 2018. Prior to the effectiveness of the IPO Plan, the 2013 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. As a result of the effectiveness of the IPO Plan, no further grants may be made under the 2013 Plan.

The IPO Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The IPO Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company has initially reserved 3,738,199 shares of common stock for issuance under the IPO Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the IPO Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of March 31, 2019, 2,460,652 shares were available for grant under the IPO Plan.

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2019 and 2018 as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Research and development	$140	$115
General and administrative	640	20
Total stock-based compensation	$780	$135

Stock Options

The Company’s employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted as of March 31, 2019 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2023, are nontransferable, and have term expiration dates set to expire through 2029.

The grant date fair value of employee stock option awards is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the three months ended March 31, 2019 and 2018 to estimate the fair value of employee stock option awards granted during the period:

	For the Three Months Ended March 31,
	2019	2018
Exercise price	$10.95	$6.52
Risk-free rate of interest	2.56%	2.60%
Expected term (years)	6.0	6.1
Expected stock price volatility	77.76%	71.40%
Weighted average grant date fair value	$7.50	$8.72
Dividend yield	—	—

The following table summarizes the Company’s employee stock option activity under the 2013 Plan and the IPO Plan for the three months ended March 31, 2019:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2018	1,456,956	$8.38
Options granted	525,571	10.95
Outstanding as of March 31, 2019	1,982,527	$9.06	9.2	$4,947,269
Options vested and exercisable as of March 31, 2019	320,365	$6.55	8.9	$1,363,844

The following table summarizes the Company’s non-employee stock option activity under the 2013 Plan and the IPO Plan for the three months ended March 31, 2019:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2018	72,927	$0.90
Exercised	(3,729)	0.90
Outstanding as of March 31, 2019	69,198	$0.90	7.1	$685,752
Options vested and exercisable as of March 31, 2019	55,827	$0.90	7.1	$553,246

As of March 31, 2019, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $11.3 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

Restricted Stock

Pursuant to an Amended and Restated Stock Purchase Agreement (the “Amended and Restated Agreement”) between the Company and the former Chief Scientific Officer (“CSO”), 848,859 shares held by the former CSO are subject to repurchase at $0.0001 per share in the event the CSO ceases to be a consultant. These shares will be released from the repurchase option on the earliest to occur of (i) a change in control, (ii) regulatory approval of the Company’s new drug application for cantharidin, (iii) commercial sale of products and (iv) a covered termination, as defined in the Amended and Restated Agreement.

As of March 31, 2019, the total unrecognized compensation expense related to the nonvested shares was $0.3 million. No compensation expense has been recognized for these nonvested shares as these shares are performance-based and the triggering event was not determined to be probable as of March 31, 2019. There was no activity related to restricted stock during the three months ended March 31, 2019.

Note 8—Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases (Topic 842). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if available, otherwise at the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company continues to account for leases in the prior period financial statements under the previous guidance in ASC 840, Leases.

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. The Company does not act as a lessor or have any leases classified as financing leases.

As of March 31, 2019, the Company had an operating lease liability of $278,000 and an operating right-of-use asset of $275,000, which were included in the condensed balance sheet.

The components of lease expense are as follows (in thousands):

For the Three Months Ended March 31, 2019
Operating lease:
Operating lease costs	$34
Short-term lease costs	5
Total rent expense	$39

The following summarizes additional information about the Company’s operating lease (dollars in thousands):

For the Three Months Ended March 31, 2019
Operating cash outflows from operating lease	$33
Operating lease right-of-use asset exchanged for operating lease liability	$306
Weighted-average remaining lease term – operating lease	2.2
Weighted-average discount rate – operating lease	6.75%

Maturities of the Company’s operating lease, excluding short-term leases, as of March 31, 2019 are as follows (in thousands):

Remainder of 2019	$102
2020	139
2021	59
Total lease payments	300
Less imputed interest	(22)
Operating lease liability	$278

The following table presents the Company’s operating lease commitments as of December 31, 2018 under ASC 840 (in thousands):

2019	$136
2020	139
2021	58
Total	$333

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited condensed financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2017 and 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019. Our financial statements have been prepared in accordance with U.S. GAAP.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC.

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

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. We plan to submit a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in the second half of 2019. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. We also have an ongoing Phase 2 clinical trial of VP-102 for the treatment of common warts (COVE-1). We expect to report top-line results from this trial in the second quarter of 2019. In addition, we plan to initiate a Phase 2 trial with VP-102 in external genital warts in the second quarter of 2019. We also expect to submit an investigational new drug application, or IND, for VP-103 in plantar warts in the second half of 2019. We retain exclusive, royalty-free rights to our product candidates across all indications.

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

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2019 and 2018, our net loss was $7.5 million and $1.8 million, respectively. As of March 31, 2019, we had an accumulated deficit of $40.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Services Agreement with PBM Capital Group, LLC

In December 2015, we entered into a services agreement, or SA, with PBM Capital Group, LLC, or PBM, an affiliate of PBM Capital Investments, LLC, to engage PBM for certain business development, operations, technical, contract, accounting and back office support services. Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of our Board of Directors, and certain entities affiliated with Mr. Manning, continue to be our largest stockholder on a collective basis. We agreed to pay a fee of $2,500 per month for these services. The SA had an initial term of 12 months and automatically renewed monthly thereafter.

In March 2018, we entered into an amendment to the SA with PBM effective as of April 1, 2018, which extended the term of the SA until March 31, 2019 (and the SA is automatically renewable for successive monthly periods) and increased the management fee we are obligated to pay to PBM to $50,000 per month. On January 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 as a result of a reduction in services provided by PBM. The SA, as amended, provides for termination by us with 30 days advance notice or a mutually agreed upon effective date for transition as individual services are cancelled with a corresponding reduction in the monthly management fee.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis.

There have been no material changes in our significant accounting policies to those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 other than the adoption of the FASB Accounting Standard Updates (“ASU”) 2016-02, Leases (Topic 842), and ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. See Note 2 to our condensed financial statements for a description of recent accounting pronouncements applicable to our condensed financial statements.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
•	manufacturing and supply scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial supply and commercial supply, including manufacturing validation batches;
•	outsourced professional scientific development services;
•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	expenses relating to regulatory activities; and
•	materials and supplies used to support our research and development activities.

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

We anticipate that our general and administrative expenses will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. In addition, we expect to incur, at an increased rate compared to prior periods, significantly higher expenses associated with building a sales and marketing team in connection with the potential regulatory filing and approval of VP-102 for the treatment of molluscum. As a result, we expect to report significantly higher general and administrative expenses in the remainder of 2019 and in 2020.

Results of Operations for the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$4,487	$927	$3,560
General and administrative	3,539	961	2,578
Total operating expenses	8,026	1,888	6,138
Loss from operations	(8,026)	(1,888)	(6,138)
Other income:
Interest income	547	41	506
Total other income	547	41	506
Net loss	$(7,479)	$(1,847)	$(5,632)

Research and Development Expenses

Research and development expenses were $4.5 million for the three months ended March 31, 2019, compared to $0.9 million for the three months ended March 31, 2018. The increase of $3.6 million was primarily attributable to costs associated with Phase 2 and Phase 3 clinical activities for VP-102 and an increase in costs associated with increased headcount and associated salary, bonus and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2019, compared to $1.0 million for the three months ended March 31, 2018. The increase of $2.6 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Other Income

Other income for the both periods presented consisted of interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $83.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2020.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(6,917)	$(2,154)
Net cash provided by (used in) investing activities	21,070	(17)
Net cash provided by financing activities	3	20,993
Net increase in cash and cash equivalents	$14,156	$18,822

Operating Activities

During the three months ended March 31, 2019, operating activities used $6.9 million of cash, primarily resulting from a net loss of $7.5 million partially offset by non-cash stock-based compensation of $0.8 million.

During the three months ended March 31, 2018, operating activities used $2.2 million of cash, primarily resulting from a net loss of $1.8 million and from net cash used in changes in operating assets and liabilities of $0.4 million. Net cash used in changes in operating assets and liabilities consisted primarily of increases in prepaid expenses and other assets of $1.0 million partially offset by increases in accounts payable and accrued expenses of $0.6 million. The increase in prepaid expenses and other assets was primarily due to prepayments for raw materials and clinical development activities.

Investing Activities

During the three months ended March 31, 2019, net cash provided by investing activities of $21.1 million was due to sales and maturities of marketable securities of $42.4 million partially offset by purchases of marketable securities of $21.3 million. During the three months ended March 31, 2018, net cash of $17,000 used in investing activities was related to the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities of $3,000 was the result of proceeds from exercises of common stock options.

During the three months ended March 31, 2018, net cash provided by financing activities was $21.0 million consisting of the net proceeds from the issuance of shares of Series C preferred stock in February and March 2018.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 7, 2019. There have been no material changes to the risk factors described in that report.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

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

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated Bylaws

10.1(3)	Second Amendment to Services Agreement, by and between the Company and PBM Capital Group, LLC, dated as of January 1, 2019.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

(1)

Previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018, and incorporated herein by reference.

(2)

Previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018, and incorporated herein by reference.

(3)

Previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 7, 2019, and incorporated herein by reference.

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

VERRICA PHARMACEUTICALS INC.

May 7, 2019	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer
(Principal Financial Officer)