Form 10-Q
period 2019-06-30
Verrica Pharmaceuticals Inc.
filed 2019-08-07
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 25,741,297 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,852	$10,271
Marketable securities	58,902	79,538
Prepaid expenses and other assets	985	1,343
Total current assets	79,739	91,152
Property, plant and equipment, net	1,252	255
Operating lease right-of-use asset	245	—
Deposits	14	499
Total assets	$81,250	$91,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,467	$922
Accrued expenses	2,684	1,517
Accounts payable and accrued expenses - related party	6	38
Operating lease liability	124	—
Total current liabilities	4,281	2,477
Operating lease liability	124	—
Total liabilities	4,405	2,477
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 authorized as of June 30, 2019 and December 31, 2018; 25,845,441 shares issued and 25,740,297 shares outstanding as of June 30, 2019 and 25,809,900 shares issued and 25,704,756 shares outstanding as of December 31, 2018	3	3
Treasury stock, at cost, 105,144 shares as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	124,269	122,526
Accumulated deficit	(47,465)	(33,083)
Accumulated other comprehensive gain (loss)	38	(17)
Total stockholders’ equity	76,845	89,429
Total liabilities and stockholders’ equity	$81,250	$91,906

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,928	$3,515	$8,415	$4,442
General and administrative	3,593	1,955	7,132	2,916
Total operating expenses	7,521	5,470	15,547	7,358
Loss from operations	(7,521)	(5,470)	(15,547)	(7,358)
Other income (expense):
Interest income	523	153	1,070	194
Other expense	(3)	—	(3)	—
Total other income (expense)	520	153	1,067	194
Net loss	$(7,001)	$(5,317)	$(14,480)	$(7,164)

Net loss per share, basic and diluted	$(0.28)	$(0.92)	$(0.58)	$(1.66)
Weighted average common shares outstanding, basic and diluted	24,875,573	5,751,326	24,866,721	4,308,996

Net loss	$(7,001)	$(5,317)	$(14,480)	$(7,164)
Other comprehensive gain:
Unrealized gain on marketable securities	27	—	55	—
Comprehensive loss	$(6,974)	$(5,317)	$(14,425)	$(7,164)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

													Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible								Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2019	—	$—	—	$—	—	$—	25,809,900	$3	$122,526	$(33,083)	105,144	$—	$(17)	$89,429
Stock-based compensation	—	—	—	—	—	—	—	—	780	—	—	—	—	780
Exercise of stock options	—	—	—	—	—	—	3,729	—	3	—	—	—	—	3
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—		—	—	28	28
Net loss	—	—	—	—	—	—	—	—	—	(7,479)	—	—	—	(7,479)
Adoption of ASU 2018-07 (See Note 2)	—	—	—	—	—	—	—	—	(98)	98	—	—	—	—
March 31, 2019	—	—	—	—	—	—	25,813,629	3	123,211	(40,464)	105,144	—	11	82,761
Stock-based compensation	—	—	—	—	—	—	—	—	846	—	—	—	—	846
Exercise of stock options	—	—	—	—	—	—	31,812	—	212	—	—	—	—	212
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	27	27
Net loss	—	—	—	—	—	—	—	—	—	(7,001)	—	—	—	(7,001)
June 30, 2019	—	$—	—	$—	—	$—	25,845,441	$3	$124,269	$(47,465)	105,144	$—	$38	$76,845

													Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible								Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2018	21,302,972	$10,508	1,937,984	$5,000	—	$—	3,804,643	$—	$5,394	$(12,435)	105,144	$—	$—	$(7,041)
Stock-based compensation	—	—	—	—	—	—	—	—	135	—	—	—	—	135
Series C convertible preferred stock	—	—	—	—	4,606,267	21,000	—	—	—	—	—	—	—	—
Issuance costs for Series C preferred stock	—	—	—	—	—	(7)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,847)	—	—	—	(1,847)
March 31, 2018	21,302,972	10,508	1,937,984	5,000	4,606,267	20,993	3,804,643	—	5,529	(14,282)	105,144	—	—	(8,753)
Stock-based compensation	-	—	—	—	—	—	—	—	779	—	—	—	—	779
Conversion of preferred stock into common stock	(21,302,972)	(10,508)	(1,937,984)	(5,000)	(4,606,267)	(20,993)	16,246,872	2	36,499	—	—	—	—	36,501
Issuance of common stock in connection with IPO, net of offering costs	—	—	—	—	—	—	5,750,000	1	78,380	—	—	—	—	78,381
Net loss	—	—	—	—	—	—	—	—	—	(5,317)	—	—	—	(5,317)
June 30, 2018	—	$—	—	$—	—	$—	25,801,515	$3	$121,187	$(19,599)	105,144	$—	$—	$101,591

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(14,480)	$(7,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,626	914
Accretion of discounts on marketable securities	(642)	—
Depreciation expense	22	5
Amortization on operating lease right-of-use asset	59	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	358	(1,035)
Accounts payable	33	573
Accrued expenses	1,147	851
Accounts payable and accrued expenses - related party	(32)	22
Operating lease liability	(58)	—
Net cash used in operating activities	(11,967)	(5,834)
Cash flows from investing activities
Sales and maturities of marketable securities	70,565	—
Purchases of marketable securities	(49,232)	—
Purchases of property, plant and equipment	—	(111)
Net cash provided by (used in) investing activities	21,333	(111)
Cash flows from financing activities
Proceeds from the issuance of common stock in connection with IPO	—	86,250
Payment of offering costs in connection with issuance of common stock in connection with IPO	—	(6,812)
Proceeds from exercise of stock options	215	—
Proceeds received from issuance of Series C preferred stock	—	21,000
Stock issuance costs related to Series C preferred stock	—	(7)
Net cash provided by financing activities	215	100,431
Net increase in cash and cash equivalents	9,581	94,486
Cash and cash equivalents at the beginning of the period	10,271	8,663
Cash and cash equivalents at the end of the period	$19,852	$103,149

Supplemental disclosure of noncash investing and financing activities:
Fixed asset and construction in process purchases payable or accrued at period end	$534	$6
Change in unrealized gain on marketable securities	$55	$—
Issuance costs included in accounts payable and accrued expenses	$—	$1,057
Conversion of preferred stock into common stock	$—	$36,501

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had an accumulated deficit of $47.5 million.

Since inception, the Company has financed its operations through sales of convertible preferred stock and the sale of common stock in the Company’s initial public offering, with aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million. As of June 30, 2019, the Company had cash, cash equivalents and marketable securities of $78.8 million.

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

In the fourth quarter of 2018, the Company changed its policy for recognizing stock-based compensation expense for awards with service conditions only from the graded attribution method to the straight-line attribution method. The following tables present the effect of the change in accounting policy and its impact on the Company’s results of operations as previously reported for the three and six months ended June 30, 2018, as compared to the results of operations after the retrospective application of the change in accounting policy (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2018
	As Computed Under Straight-line Attribution Method:	As Previously Reported Under Graded Attribution Method:	As Computed Under Straight-line Attribution Method:	As Previously Reported Under Graded Attribution Method:
Operating expenses:
Research and development	$3,515	$3,609	$4,442	$4,538
General and administrative	1,955	2,503	2,916	3,489
Total operating expenses	5,470	6,112	7,358	8,027
Loss from operations	(5,470)	(6,112)	(7,358)	(8,027)
Total other income	153	153	194	194
Net loss	$(5,317)	$(5,959)	$(7,164)	$(7,833)
Net loss per share, basic and diluted	$(0.92)	$(1.04)	$(1.66)	$(1.82)
Weighted average common shares outstanding, basic and diluted	5,751,326	5,751,326	4,308,996	4,308,996

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

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of June 30,
	2019	2018
Shares issuable upon exercise of stock options	1,950,701	1,383,582
Non-vested shares under restricted stock grants	848,859	848,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$10,933	$15	$—	$10,948
Commercial paper	33,072	10	—	33,082
Asset-backed securities	14,859	13	—	14,872
Total marketable securities	$58,864	$38	$—	$58,902

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$17,028	$—	$(2)	$17,026
Commercial paper	48,623	5	(4)	48,624
Asset-backed securities	13,904	—	(16)	13,888
Total marketable securities	$79,555	$5	$(22)	$79,538

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$10,948	$—	$—	$10,948
Commercial paper	—	33,082	—	33,082
Asset-backed securities	—	14,872	—	14,872
Total assets	$10,948	$47,954	$—	$58,902

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$17,026	$—	$—	$17,026
Commercial paper	—	48,624	—	48,624
Asset-backed securities	—	13,888	—	13,888
Total assets	$17,026	$62,512	$—	$79,538

Note 4—Property, Plant and Equipment

Property, plant and equipment, net consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2019	2018
Leasehold improvements	$68	$68
Office furniture and fixtures	48	48
Office equipment	28	28
Construction in process	1,150	131
	1,294	275
Accumulated depreciation	(42)	(20)
Total property, plant and equipment, net	$1,252	$255

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

For the three months ended June 30, 2019 and 2018, the Company incurred expenses under the SA of $79,000 and $150,000, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred expenses under the SA of $158,000 and $157,500, respectively.

As of June 30, 2019 and December 31, 2018, the Company had a payable due to PBM of $6,000 and $38,000, respectively. These balances include amounts for other miscellaneous expenses incurred by PBM and its affiliates.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Compensation and related costs	$840	$1,261
Clinical and development	1,708	—
Construction in process	21	—
Consulting - former Chief Scientific Officer	—	190
Professional fees	58	56
Other	57	10
Total accrued expenses	$2,684	$1,517

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

The IPO Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The IPO Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company has initially reserved 3,738,199 shares of common stock for issuance under the IPO Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the IPO Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the IPO Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of June 30, 2019, 2,529,864 shares were available for grant under the IPO Plan.

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$144	$255	$284	$370
General and administrative	702	524	1,342	544
Total stock-based compensation	$846	$779	$1,626	$914

Stock Options

The grant date fair value of stock option awards is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used during the three and six months ended June 30, 2019 and 2018 to estimate the fair value of stock option awards granted during the period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Exercise price	$9.88	$10.01	$10.80	$7.64
Risk-free rate of interest	2.12%	2.86%	2.50%	2.68%
Expected term (years)	5.7	6.1	6.0	6.1
Expected stock price volatility	75.24%	75.31%	77.42	72.65%
Weighted average grant date fair value	$6.48	$7.52	$7.36	$6.53
Dividend yield	—	—	—	—

The following table summarizes the Company’s stock option activity under the 2013 Plan and the IPO Plan for the six months ended June 30, 2019:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2018	1,529,883	$8.03
Granted	607,575	10.80
Exercised	(35,541)	6.07
Forfeitures	(151,216)	8.87
Outstanding as of June 30, 2019	1,950,701	$8.86	8.9	$6,386,375
Options vested and exercisable as of June 30, 2019	474,727	$6.66	8.4	$2,490,858

As of June 30, 2019, the total unrecognized compensation related to unvested stock option awards granted was $9.9 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

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

As of June 30, 2019, the total unrecognized compensation expense related to the nonvested shares was $0.3 million. No compensation expense has been recognized for these nonvested shares as these shares are performance-based and the triggering event was not determined to be probable as of June 30, 2019. There was no activity related to restricted stock during the six months ended June 30, 2019.

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

As of June 30, 2019, the Company had an operating lease liability of $248,000 of which $124,000 was classified as current and an operating right-of-use asset of $245,000, which were included in the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease:
Operating lease costs	$47	$81
Short-term lease costs	5	10
Total rent expense	$52	$91

The following summarizes additional information about the Company’s operating lease (dollars in thousands):

For the Six Months Ended June 30, 2019
Operating cash outflows from operating lease	$68
Operating lease right-of-use asset exchanged for operating lease liability	$306
Weighted-average remaining lease term – operating lease	1.9
Weighted-average discount rate – operating lease	6.75%

Maturities of the Company’s operating lease, excluding short-term leases, as of June 30, 2019 are as follows (in thousands):

Remainder of 2019	$68
2020	139
2021	58
Total lease payments	265
Less imputed interest	(17)
Operating lease liability	$248

The following table presents the Company’s operating lease commitments as of December 31, 2018 under ASC 840 (in thousands):

2019	$136
2020	139
2021	58
Total	$333

Note 9—Subsequent Event

On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as the Company’s new headquarters beginning in mid-2020. The initial term of the lease is seven years with one five-year renewal option and an ongoing right of first offer to lease up to approximately 5,000 square feet of additional space on the same floor of the building. Base rent over the initial lease term is $1.3 million, and the Company is also responsible for its share of the landlord’s operating expenses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC.

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

In June 2019, we reported positive topline results from our Phase 2 COVE-1 open label clinical trial of VP-102 in patients with common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of VP-102 in subjects with up to six warts. In both cohorts, VP-102 achieved positive results on both the primary endpoint of complete clearance of all treatable warts at Day 84 and the secondary endpoint of the percentage reduction of warts. VP-102 was well-tolerated with no serious adverse events reported. We intend to request an End of Phase 2 meeting with the FDA for VP-102 for the treatment of common warts. We also initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. We expect to report topline results from this trial in the second half of 2020. In addition, we also expect to submit an investigational new drug application, or IND, for VP-103 in plantar warts in the second half of 2019. We retain exclusive, royalty-free rights to our product candidates across all indications.

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

We have a limited operating history. Since our inception in 2013, our operations have focused on developing VP-102, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity and equity-linked securities. On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations in the normal course of business at least through the end of 2020.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2019 and 2018, our net loss was $14.5 million and $7.2 million, respectively. As of June 30, 2019, we had an accumulated deficit of $47.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of molluscum, common warts and external genital warts as well as initiate and complete additional clinical trials, as needed;
•	pursue an IND and initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
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

•	seek to in-license or acquire additional product candidates for other dermatological conditions;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional costs associated with operating as a public company.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, pursue regulatory approval for VP-102 for the treatment of molluscum, conduct our ongoing clinical development of VP-102 in patients with common warts and external genital warts, submit an IND for VP-103 in plantar warts and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include market research costs, insurance costs, and professional fees for audit, tax and legal services.

We anticipate that our general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, and prepare for potential commercialization of VP-102 for the treatment of molluscum, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Results of Operations for the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$3,928	$3,515	$413
General and administrative	3,593	1,955	1,638
Total operating expenses	7,521	5,470	2,051
Loss from operations	(7,521)	(5,470)	(2,051)
Other income (expense):
Interest income	523	153	370
Other expense	(3)	—	(3)
Total other income (expense)	520	153	367
Net loss	$(7,001)	$(5,317)	$(1,684)

Research and Development Expenses

Research and development expenses were $3.9 million for the three months ended June 30, 2019, compared to $3.5 million for the three months ended June 30, 2018. The increase of $0.4 million was primarily attributable to costs associated with manufacturing scale-up activities and consulting fees associated with the preparation of the NDA for VP-102 for the treatment of molluscum, partially offset by a decrease in costs associated with the clinical development of VP-102 for the treatment of molluscum and a charge recorded during the three months ended June 30, 2018 related to a consulting agreement with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended June 30, 2019, compared to $2.0 million for the three months ended June 30, 2018. The increase of $1.6 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, increased insurance, professional fees and other operating costs as a result of operating as a public company and an increase in market research expenses related to pre-commercial activities for VP-102.

Other Income (Expense)

Other income (expense) for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Results of Operations for the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$8,415	$4,442	$3,973
General and administrative	7,132	2,916	4,216
Total operating expenses	15,547	7,358	8,189
Loss from operations	(15,547)	(7,358)	(8,189)
Other income (expense):
Interest income	1,070	194	876
Other expense	(3)	—	(3)
Total other income (expense)	1,067	194	873
Net loss	$(14,480)	$(7,164)	$(7,316)

Research and Development Expenses

Research and development expenses were $8.4 million for the six months ended June 30, 2019, compared to $4.4 million for the six months ended June 30, 2018. The increase of $4.0 million was primarily attributable to costs associated with manufacturing scale-up activities, an increase in costs associated with increased headcount and associated salary, bonus and stock-based compensation expense, and consulting fees associated with the preparation of the NDA for VP-102 for the treatment of molluscum, partially offset by a charge recorded during the six months ended June 30, 2018 related to a consulting agreement with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the six months ended June 30, 2019, compared to $2.9 million for the six months ended June 30, 2018. The increase of $4.2 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, increased insurance, professional fees and other operating costs as a result of operating as a public company and an increase in market research expenses related to pre-commercial activities for VP-102.

Other Income (Expense)

Other income (expense) for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $78.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2020.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(11,967)	$(5,834)
Net cash provided by (used in) investing activities	21,333	(111)
Net cash provided by financing activities	215	100,431
Net increase in cash and cash equivalents	$9,581	$94,486

Operating Activities

During the six months ended June 30, 2019, operating activities used $12.0 million of cash, primarily resulting from a net loss of $14.5 million partially offset by non-cash stock-based compensation of $1.6 million, and cash provided by changes in operating assets and liabilities of $1.4 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accrued expenses of $1.1 million and a decrease in prepaid expenses and other assets of $0.4 million.

During the six months ended June 30, 2018, operating activities used $5.8 million of cash, primarily resulting from a net loss of $7.2 million, partially offset by non-cash stock-based compensation of $0.9 million, and cash provided by changes in operating assets and liabilities of $0.4 million. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable and accrued expenses of $1.4 million, partially offset by an increase in prepaid expenses and other assets of $1.0 million.

Investing Activities

During the six months ended June 30, 2019, net cash provided by investing activities of $21.3 million was due to sales and maturities of marketable securities of $70.6 million partially offset by purchases of marketable securities of $49.2 million. During the six months ended June 30, 2018, net cash of $111,000 used in investing activities was primarily related to the purchase of computer hardware.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities of $215,000 was the result of proceeds from exercises of common stock options.

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

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2020. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of June 30, 2019, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

On July 1, 2019, we entered into a lease for 5,829 square feet of office space located West Chester, Pennsylvania that is expected to serve as our new headquarters beginning in mid-2020. The initial term of the lease is seven years with one five-year renewal option and an ongoing right of first offer to lease up to approximately 5,000 square feet of additional space on the same floor of the building. Base rent over the initial lease term is $1.3 million, and we are also responsible for our share of the landlord’s operating expenses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

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

VERRICA PHARMACEUTICALS INC.

August 7, 2019	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer
(Principal Financial Officer)