Form 10-Q
period 2019-09-30
Verrica Pharmaceuticals Inc.
filed 2019-11-06
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 25,775,164 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,600	$10,271
Marketable securities	60,478	79,538
Prepaid expenses and other assets	2,962	1,343
Total current assets	74,040	91,152
Property, plant and equipment, net	1,822	255
Operating lease right-of-use asset	178	—
Deposits	34	499
Total assets	$76,074	$91,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,010	$922
Accrued expenses	3,193	1,517
Due to related party	—	38
Operating lease liability	127	—
Total current liabilities	4,330	2,477
Operating lease liability	91	—
Total liabilities	4,421	2,477
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 authorized as of September 30, 2019 and December 31, 2018; 25,849,941 shares issued and 25,744,797 shares outstanding as of September 30, 2019 and 25,809,900 shares issued and 25,704,756 shares outstanding as of December 31, 2018	3	3
Treasury stock, at cost, 105,144 shares as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	125,178	122,526
Accumulated deficit	(53,555)	(33,083)
Accumulated other comprehensive gain (loss)	27	(17)
Total stockholders’ equity	71,653	89,429
Total liabilities and stockholders’ equity	$76,074	$91,906

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,049	$3,467	$11,464	$7,909
General and administrative	3,494	2,865	10,626	5,781
Total operating expenses	6,543	6,332	22,090	13,690
Loss from operations	(6,543)	(6,332)	(22,090)	(13,690)
Other income (expense):
Interest income	453	427	1,523	621
Other expense	—	(1)	(3)	(1)
Total other income (expense)	453	426	1,520	620
Net loss	$(6,090)	$(5,906)	$(20,570)	$(13,070)

Net loss per share, basic and diluted	$(0.24)	$(0.24)	$(0.83)	$(1.16)
Weighted average common shares outstanding, basic and diluted	24,893,036	24,847,512	24,875,589	11,230,401

Net loss	$(6,090)	$(5,906)	$(20,570)	$(13,070)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(11)	(7)	44	(7)
Comprehensive loss	$(6,101)	$(5,913)	$(20,526)	$(13,077)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

													Accumulated
	Series A Convertible		Series B Convertible		Series C Convertible								Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2019	—	$—	—	$—	—	$—	25,809,900	$3	$122,526	$(33,083)	105,144	$—	$(17)	$89,429
Stock-based compensation	—	—	—	—	—	—	—	—	780	—	—	—	—	780
Exercise of stock options	—	—	—	—	—	—	3,729	—	3	—	—	—	—	3
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—		—	—	28	28
Net loss	—	—	—	—	—	—	—	—	—	(7,479)	—	—	—	(7,479)
Adoption of ASU 2018-07 (See Note 2)	—	—	—	—	—	—	—	—	(98)	98	—	—	—	—
March 31, 2019	—	—	—	—	—	—	25,813,629	3	123,211	(40,464)	105,144	—	11	82,761
Stock-based compensation	—	—	—	—	—	—	—	—	846	—	—	—	—	846
Exercise of stock options	—	—	—	—	—	—	31,812	—	212	—	—	—	—	212
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	27	27
Net loss	—	—	—	—	—	—	—	—	—	(7,001)	—	—	—	(7,001)
June 30, 2019	—	—	—	—	—	—	25,845,441	3	124,269	(47,465)	105,144	—	38	76,845
Stock-based compensation	—	—	—	—	—	—	—	—	905	—	—	—	—	905
Exercise of stock options	—	—	—	—	—	—	4,500	—	4	—	—	—	—	4
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	—	—	—	—	(6,090)	—	—	—	(6,090)
September 30, 2019	—	$—	—	$—	—	$—	25,849,941	$3	$125,178	$(53,555)	105,144	$—	$27	$71,653

January 1, 2018	21,302,972	$10,508	1,937,984	$5,000	—	$—	3,804,643	$—	$5,394	$(12,435)	105,144	$—	$—	$(7,041)
Stock-based compensation	—	—	—	—	—	—	—	—	135	—	—	—	—	135
Series C convertible preferred stock	—	—	—	—	4,606,267	21,000	—	—	—	—	—	—	—	—
Issuance costs for Series C preferred stock	—	—	—	—	—	(7)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,847)	—	—	—	(1,847)
March 31, 2018	21,302,972	10,508	1,937,984	5,000	4,606,267	20,993	3,804,643	—	5,529	(14,282)	105,144	—	—	(8,753)
Stock-based compensation	-	—	—	—	—	—	—	—	779	—	—	—	—	779
Conversion of preferred stock into common stock	(21,302,972)	(10,508)	(1,937,984)	(5,000)	(4,606,267)	(20,993)	16,246,872	2	36,499	—	—	—	—	36,501
Issuance of common stock in connection with IPO, net of offering costs	—	—	—	—	—	—	5,750,000	1	78,380	—	—	—	—	78,381
Net loss	—	—	—	—	—	—	—	—	—	(5,317)	—	—	—	(5,317)
June 30, 2018	—	—	—	—	—	—	25,801,515	3	121,187	(19,599)	105,144	—	—	101,591
Stock-based compensation	—	—	—	—	—	—	—	—	683	—	—	—	—	683
Offering costs	—	—	—	—	—	—	—	—	(7)	—	—	—	—	(7)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	—	—	(5,906)	—	—	—	(5,906)
September 30, 2018	—	$—	—	$—	—	$—	25,801,515	$3	$121,863	$(25,505)	105,144	$—	$(7)	$96,354

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(20,570)	$(13,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,531	1,597
Accretion of discounts on marketable securities	(880)	(47)
Depreciation expense	38	10
Amortization on operating lease right-of-use asset	126	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,619)	(1,296)
Security deposits	(19)	—
Accounts payable	89	914
Accrued expenses	1,235	897
Due to related party	(38)	24
Operating lease liability	(88)	—
Net cash used in operating activities	(19,195)	(10,971)
Cash flows from investing activities
Sales and maturities of marketable securities	93,215	—
Purchases of marketable securities	(73,231)	(58,624)
Purchases of property, plant and equipment	(679)	(124)
Net cash provided by (used in) investing activities	19,305	(58,748)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with IPO, net of offering costs	—	78,374
Proceeds from exercise of stock options	219	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	20,993
Net cash provided by financing activities	219	99,367
Net increase in cash and cash equivalents	329	29,648
Cash and cash equivalents at the beginning of the period	10,271	8,663
Cash and cash equivalents at the end of the period	$10,600	$38,311

Supplemental disclosure of noncash investing and financing activities:
Construction in process purchases payable or accrued at period end	$441	$—
Change in unrealized gain (loss) on marketable securities	$44	$(7)
Conversion of preferred stock into common stock	$—	$36,501

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had an accumulated deficit of $53.6 million.

Since inception, the Company has financed its operations through sales of convertible preferred stock and the sale of common stock in the Company’s initial public offering, with aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million. As of September 30, 2019, the Company had cash, cash equivalents and marketable securities of $71.1 million.

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

In the fourth quarter of 2018, the Company changed its policy for recognizing stock-based compensation expense for awards with service conditions only from the graded attribution method to the straight-line attribution method. The following tables present the effect of the change in accounting policy and its impact on the Company’s results of operations as previously reported for the three and nine months ended September 30, 2018, as compared to the results of operations after the retrospective application of the change in accounting policy (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2018
	As Computed Under Straight-line Attribution Method:	As Previously Reported Under Graded Attribution Method:	As Computed Under Straight-line Attribution Method:	As Previously Reported Under Graded Attribution Method:
Operating expenses:
Research and development	$3,467	$3,484	$7,909	$8,022
General and administrative	2,865	3,681	5,781	7,170
Total operating expenses	6,332	7,165	13,690	15,192
Loss from operations	(6,332)	(7,165)	(13,690)	(15,192)
Total other income	426	426	620	620
Net loss	$(5,906)	$(6,739)	$(13,070)	$(14,572)
Net loss per share, basic and diluted	$(0.24)	$(0.27)	$(1.16)	$(1.30)
Weighted average common shares outstanding, basic and diluted	24,847,512	24,847,512	11,230,401	11,230,401

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of September 30,
	2019	2018
Shares issuable upon exercise of stock options	1,986,201	1,507,268
Non-vested shares under restricted stock grants	848,859	848,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$10,981	$7	$—	$10,988
Commercial paper	35,545	8	$(1)	35,552
Asset-backed securities	13,925	13	—	13,938
Total marketable securities	$60,451	$28	$(1)	$60,478

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$17,028	$—	$(2)	$17,026
Commercial paper	48,623	5	(4)	48,624
Asset-backed securities	13,904	—	(16)	13,888
Total marketable securities	$79,555	$5	$(22)	$79,538

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$10,988	$—	$—	$10,988
Commercial paper	—	35,552	—	35,552
Asset-backed securities	—	13,938	—	13,938
Total assets	$10,988	$49,490	$—	$60,478

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$17,026	$—	$—	$17,026
Commercial paper	—	48,624	—	48,624
Asset-backed securities	—	13,888	—	13,888
Total assets	$17,026	$62,512	$—	$79,538

Note 4—Property, Plant and Equipment

Property, plant and equipment, net consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2019	2018
Leasehold improvements	$68	$68
Office furniture and fixtures	48	48
Office equipment	28	28
Construction in process	1,736	131
	1,880	275
Accumulated depreciation	(58)	(20)
Total property, plant and equipment, net	$1,822	$255

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

In March 2018, the Company entered into an amendment to the SA with PBM effective as of April 1, 2018, which extended the term of the SA until March 31, 2019 (and is automatically renewable for successive monthly periods) and increased the management fee the Company is obligated to pay to PBM to $50,000 per month. On January 1, 2019 and October 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 and $5,000, respectively, as a result of a reduction in services provided by PBM. The SA, as amended, provides for termination by the Company with 30 days advance notice or a mutually agreed upon effective date for transition as individual services are cancelled with a corresponding reduction in the monthly management fee.

For the three months ended September 30, 2019 and 2018, the Company incurred expenses under the SA of $79,000 and $150,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred expenses under the SA of $237,000 and $307,500, respectively.

The Company has payables due to PBM as reflected in the Company’s balance sheets for expenses incurred by PBM and its affiliates.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Compensation and related costs	$1,032	$1,261
Clinical and development	1,692	—
Construction in process	441	—
Consulting - former Chief Scientific Officer	—	190
Professional fees	19	56
Other	9	10
Total accrued expenses	$3,193	$1,517

Note 7—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$146	$24	$430	$394
General and administrative	759	659	2,101	1,203
Total stock-based compensation	$905	$683	$2,531	$1,597

Stock Options

The following table summarizes the Company’s stock option activity under the Company’s 2013 Equity Incentive Plan and the Company’s 2018 Equity Incentive Plan for the nine months ended September 30, 2019:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2018	1,529,883	$8.03
Granted	647,575	10.74
Exercised	(40,041)	5.49
Forfeitures	(151,216)	8.87
Outstanding as of September 30, 2019	1,986,201	$8.90	8.7	$11,771,966
Options vested and exercisable as of September 30, 2019	584,780	$7.29	8.3	$4,403,891

As of September 30, 2019, the total unrecognized compensation related to unvested stock option awards granted was $9.3 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

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

As of September 30, 2019, the total unrecognized compensation expense related to the nonvested shares was $0.3 million. No compensation expense has been recognized for these nonvested shares as these shares are performance-based and the triggering event was not determined to be probable as of September 30, 2019. There was no activity related to restricted stock during the nine months ended September 30, 2019.

Note 8—Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases (Topic 842). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if available, otherwise at the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company continues to account for leases in the prior period financial statements under the previous guidance in ASC 840, Leases.

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. The Company does not act as a lessor or have any leases classified as financing leases. On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as the Company’s new headquarters. The initial term of the lease is seven years and the base rent over the initial term is $1.3 million. The Company plans to vacate its existing headquarters space as soon as the new space is available which is currently expected on or around June 1, 2020. As a result, amortization of the right-of-use asset associated with the current property lease will now be amortized over the revised remaining useful life. In addition, the useful life of associated leasehold improvements will be accelerated to reflect the expected abandonment of the property, such that they will be fully amortized when the property is vacated.

As of September 30, 2019, the Company had an operating lease liability of $218,000, of which $127,000 was classified as current, and an operating right-of-use asset of $178,000.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease:
Operating lease costs	$71	$152
Short-term lease costs	4	14
Total rent expense	$75	$166

Maturities of the Company’s operating lease, excluding short-term leases, as of September 30, 2019 are as follows (in thousands):

Remainder of 2019	$34
2020	139
2021	58
Total lease payments	231
Less imputed interest	(13)
Operating lease liability	$218

The weighted-average remaining term of the Company’s operating lease was 1.7 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liability was 6.75% as of September 30, 2019.

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

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. We submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA.

In June 2019, we reported positive topline results from our Phase 2 COVE-1 open label clinical trial of VP-102 in patients with common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of VP-102 in subjects with up to six warts. In both cohorts, VP-102 achieved positive results on both the primary endpoint of complete clearance of all treatable warts at Day 84 and the secondary endpoint of the percentage reduction of warts. VP-102 was well-tolerated with no serious adverse events reported. We intend to initiate pivotal Phase 3 trials for VP-102 for the treatment of common warts in the first quarter of 2020. We also initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. We expect to report topline results from this trial in the second half of 2020. In addition, we also expect to submit an investigational new drug application, or IND, for VP-103 in plantar warts by the end of 2019. We retain exclusive, royalty-free rights to our product candidates across all indications.

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

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2019 and 2018, our net loss was $20.6 million and $13.1 million, respectively. As of September 30, 2019, we had an accumulated deficit of $53.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

In March 2018, we entered into an amendment to the SA with PBM effective as of April 1, 2018, which extended the term of the SA until March 31, 2019 (and the SA is automatically renewable for successive monthly periods) and increased the management fee we are obligated to pay to PBM to $50,000 per month. On January 1, 2019 and October 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 and $5,000, respectively, as a result of a reduction in services provided by PBM. The SA, as amended, provides for termination by us with 30 days advance notice or a mutually agreed upon effective date for transition as individual services are cancelled with a corresponding reduction in the monthly management fee.

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

Results of Operations for the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$3,049	$3,467	$(418)
General and administrative	3,494	2,865	629
Total operating expenses	6,543	6,332	211
Loss from operations	(6,543)	(6,332)	(211)
Other income (expense):
Interest income	453	427	26
Other expense	—	(1)	1
Total other income (expense)	453	426	27
Net loss	$(6,090)	$(5,906)	$(184)

Research and Development Expenses

Research and development expenses were $3.0 million for the three months ended September 30, 2019, compared to $3.5 million for the three months ended September 30, 2018. The decrease of $0.4 million was primarily attributable to a decrease in costs associated with the clinical development of VP-102 for the treatment of molluscum, partially offset by an increase in costs associated with clinical development of VP-102 for the treatment of external genital warts and costs associated with manufacturing scale-up activities.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2019, compared to $2.9 million for the three months ended September 30, 2018. The increase of $0.6 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Other Income (Expense)

Other income (expense) for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Results of Operations for the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$11,464	$7,909	$3,555
General and administrative	10,626	5,781	4,845
Total operating expenses	22,090	13,690	8,400
Loss from operations	(22,090)	(13,690)	(8,400)
Other income (expense):
Interest income	1,523	621	902
Other expense	(3)	(1)	(2)
Total other income (expense)	1,520	620	900
Net loss	$(20,570)	$(13,070)	$(7,500)

Research and Development Expenses

Research and development expenses were $11.5 million for the nine months ended September 30, 2019, compared to $7.9 million for the nine months ended September 30, 2018. The increase of $3.6 million was primarily attributable to costs associated with manufacturing scale-up activities, consulting fees associated with the preparation of the NDA for VP-102 for the treatment of molluscum, the clinical development of VP-102 for the treatment of external genital warts and an increase in costs associated with increased headcount and associated salary, bonus and stock-based compensation expense partially offset by a charge recorded during the nine months ended September 30, 2018 related to a consulting agreement with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses were $10.6 million for the nine months ended September 30, 2019, compared to $5.8 million for the nine months ended September 30, 2018. The increase of $4.8 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, increased insurance, professional fees and other operating costs and an increase in expenses related to pre-commercial activities for VP-102.

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $71.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2020.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(19,195)	$(10,971)
Net cash provided by (used in) investing activities	19,305	(58,748)
Net cash provided by financing activities	219	99,367
Net increase in cash and cash equivalents	$329	$29,648

Operating Activities

During the nine months ended September 30, 2019, operating activities used $19.2 million of cash, primarily resulting from a net loss of $20.6 million partially offset by non-cash stock-based compensation of $2.5 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accrued expenses of $1.2 million primarily related to manufacturing scale-up activities, offset by an increase in prepaid expenses and other assets of $1.6 million as a result of up-front payments for the clinical development of VP-102 for the treatment of common warts as well as an annual premium payment for directors and officers liability insurance.

During the nine months ended September 30, 2018, operating activities used $11.0 million of cash, primarily resulting from a net loss of $13.1 million, partially offset by non-cash stock-based compensation of $1.6 million, and cash provided by changes in operating assets and liabilities of $0.5 million. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable and accrued expenses of $1.8 million, partially offset by an increase in prepaid expenses and other assets of $1.3 million.

Investing Activities

During the nine months ended September 30, 2019, net cash provided by investing activities of $19.3 million was due to sales and maturities of marketable securities of $93.2 million partially offset by purchases of marketable securities of $73.2 million.

During the nine months ended September 30, 2018, net cash used in investing activities of $58.7 million was primarily related to the purchases of marketable securities.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities of $219,000 was the result of proceeds from exercises of common stock options.

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

Contractual Obligations and Commitments

As of September 30, 2019, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Amended and Restated Bylaws
10.1(3)	Lease Agreement dated July 1, 2019 between the Company and 44 West Gay LLC

10.2	Third Amendment to Services Agreement, by and between the Company and PBM Capital Group, LLC, dated as of October 1, 2019.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

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

(3)

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 1, 2019, and incorporated herein by reference

*

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

VERRICA PHARMACEUTICALS INC.

November 6, 2019	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ A. Brian Davis
A. Brian Davis
Chief Financial Officer
(Principal Financial Officer)