Form 10-K
period 2019-12-31
Verrica Pharmaceuticals Inc.
filed 2020-03-13
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38529

Verrica Pharmaceuticals Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3137900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 North High Street, Suite 200 West Chester, PA	19380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 453-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.0001 par value	VRCA	The Nasdaq Stock Market, LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Verrica Pharmaceuticals Inc.’s voting and non-voting common equity held by non-affiliates as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $11.62 as reported on the Nasdaq Global Market on that date was approximately $181.4 million.

As of March 6, 2020, the registrant had 25,814,493 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our product candidates;
•	the timing of our planned clinical trials for VP-102 and our other product candidates;
•	the timing of and our ability to obtain and maintain regulatory approvals for VP-102 for the treatment of molluscum and our other product candidates;
•	the clinical utility of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations about the willingness of healthcare professionals to use VP-102;
•	our expectations about third-party payors to reimburse or patients to pay for VP-102;
•	our intellectual property position;
•	our plans to in-license, acquire, develop and commercialize additional product candidates for other dermatological conditions to build a fully integrated dermatology company;
•	our competitive position and the development of and projections relating to our competitors or our industry;
•	our ability to identify, recruit and retain key personnel;
•	the impact of laws and regulations;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and
•	our estimates regarding future revenue, expenses and needs for additional financing.

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

PART I

ITEM 1. BUSINESS

Overview

We are a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our novel topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. In addition to patent protection we are seeking, VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on the results of the COVE-1 trial, and following an End-of-Phase 2 meeting with the FDA we plan to initiate two Phase 3 clinical trials in the first half of 2020.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  We expect to report topline data results from this trial in the second half of 2020.  In addition, we are conducting necessary preclinical activities for VP-103, our second cantharidin-based product candidate, and plan to initiate a Phase 2 clinical trial in subjects with plantar warts in mid-2020. We retain exclusive, royalty-free rights to our product candidates across all indications.

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

Compounded cantharidin has been used for many years by dermatologists to treat molluscum, but it has many limitations. Those limitations include that it is not FDA-approved, could have highly variable purity, is not readily available and is often not produced in accordance with good manufacturing practices, or GMP. In addition, the formulation and administration of compounded cantharidin is not standardized and is poorly controlled. Other existing therapies, such as cryotherapy, curettage and laser surgery are also used, but are often painful and may lead to scarring. The potential for scarring and pain makes many of these treatments particularly unsuitable for children. As a result, a significant need exists for a clinically proven and FDA-approved treatment for molluscum.

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

We are also developing VP-102 for the treatment of common warts. Common warts typically result in two to five lesions. We estimate approximately 22 million people in the United States have common warts and the total addressable U.S. market to be over $1 billion with an estimated 2 million patient visits for common warts each year. In the United States, approximately 50% of the patients who seek treatment for common warts are children, and approximately 25% of common warts patients are treated by pediatricians. We believe that the common wart patient opportunity in the European Union is at least as large as that in the United States. There are currently no FDA-approved products indicated for the treatment of common warts. While common warts can be treated with slow acting, over-the-counter products, the warts tend to be highly refractory and a cause for multiple consultations. We believe that cantharidin’s role as a widely recognized and effective blistering agent for the treatment of skin lesions, coupled with VP-102’s safety and efficacy data in clinical trials for the treatment of molluscum and convenient ease of administration, will allow VP-102 to address many of the shortcomings associated with current therapies. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of VP-102 in subjects with up to six warts. In both cohorts, VP-102 achieved positive results in both the primary endpoint of complete clearance of all treatable warts at Day 84 and the secondary endpoint of the percentage reduction of warts, VP-102 was well-tolerated with no serious adverse events reported.  Based on the results of the COVE-1 trial and following an End-of-Phase 2 meeting with the FDA, we plan to initiate two Phase 3 clinical trials in the first half of 2020. Subjects in the Phase 3 trials will also be evaluated in a long-term extension to evaluate safety and efficacy of treatment for up to one year.

In addition, we are also developing VP-102 for the treatment of external genital warts. External genital warts are a viral skin disease caused by the human papilloma virus, or HPV, which forms lesions on the surface of the skin.  An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of external genital warts.  We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  We expect to report topline data results from this trial in the second half of 2020.

We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. An estimated one-third of the approximately 4.1 million annual patient visits for all types of warts are for the treatment of plantar warts, which are warts located on the bottom of the foot. We are conducting necessary preclinical activities for VP-103 and plan to initiate a Phase 2 clinical trial in subjects with plantar warts in mid-2020. We believe we have the opportunity to expand our proprietary cantharidin formulations for the treatment of additional dermatological conditions with high unmet needs.

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

VP-102 for the Treatment of Molluscum

We are developing VP-102 as a proprietary drug-device combination of a novel 0.7% w/v topical solution of cantharidin administered through our single-use precision applicator. VP-102 has the potential to be the first FDA-approved treatment for molluscum and we believe it will address many of the shortcomings associated with current therapies, including pain and discomfort, scarring and lack of effectiveness.

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

Clinical Development for Molluscum

In January 2019, we announced positive topline results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Based on the results from these trials, we submitted an NDA to the FDA for VP-102 for the treatment of molluscum in September 2019. In November 2019, we received notice that the FDA accepted the NDA for filing, with a PDUFA goal date of July 13, 2020.

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

Based on the results of these trials, we submitted an NDA to the FDA for VP-102 for the treatment of molluscum. In November 2019, we received notice that the FDA accepted the NDA for filing, with a PDUFA goal date of July 13, 2020.

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

We conducted an open-label COVE-1 Phase 2 clinical trial to evaluate the efficacy, safety and tolerability of VP-102 in subjects with up to six common warts. In this study, there were two cohorts. Cohort 1 was conducted at a single site with 21 subjects age 2 years and older receiving up to 4 treatments with VP-102 at least 14 days between treatments with longer treatment intervals allowed at the discretion of the investigator depending on a specific subject’s clinical response.  Cohort 2 was conducted at four sites with 35 subjects age 12 years and older receiving up to 4 treatments with VP-102 every 21 days.  Paring of warts, a technique commonly used by dermatologists to prepare the wart for treatment, was allowed in Cohort 2 to remove any adherent thick scale from a wart prior to application of study drug. The primary objective of both cohorts was to evaluate the efficacy of up to 4 dermal applications of VP-102 when applied to common warts by assessing the proportion of subjects achieving complete clearance of all treatable warts at Day 84. Complete clearance of warts at Day 84 for Cohort 1 was observed in 19.0% of subjects, and for Cohort 2 complete clearance was observed in 51.4% of subjects. By Day 84, there was a mean decrease from baseline in the number of warts of 31.2% for Cohort 1 subjects and 53.8% for Cohort 2 subjects. In both cohorts, the most frequently reported adverse events were anticipated application site skin reactions that were primarily mild or moderate in intensity, including vesicles, pain, erythema, pruritus, scabbing, dryness, edema, and post-inflammatory pigmentation changes. There were no deaths or serious adverse events reported, and there were no adverse events leading to trial drug discontinuation.

Trial and Status	Formulation	Trial Design	Trial Objectives
Phase 2 COVE-1 Trial Results reported in June 2019	VP-102	• Open-label, multi- center • 2 cohorts • Dosing regimens of 14 (Cohort 1) and 21 (Cohort 2) days evaluated for up to 4 applications • 24-hour treatment • Wart paring allowed in the second cohort	• To evaluate safety and efficacy over four treatments

Based on the results of the COVE-1 trial, and following an End-of-Phase 2 meeting with the FDA, we plan to initiate two Phase 3 clinical trials in the first half of 2020. Subjects in the Phase 3 trials will also be evaluated in a long-term extension phase to evaluate safety and efficacy of treatment for up to one year.

VP-102 for the Treatment of External Genital Warts

We are also developing VP-102 for the treatment of external genital warts. External genital warts are a viral skin disease caused by HPV which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of external genital warts. We believe VP-102 may have the potential to offer a safe and effective treatment for external genital warts because of the shared characteristics with molluscum. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019, as summarized in the table below. We expect to report topline data results from this trial in the second half of 2020.

Trial and Status	Formulation	Trial Design	Trial Objectives
Phase 2 CARE-1 Trial Ongoing	VP-102

•    Randomized, placebo-controlled, multi-center

•    Two-part (n=108 total)

•    Dosing regimens of every 21 days evaluated for up to 4 applications

•    Duration of skin exposure was evaluated for 2, 6 and 24-hours treatment

• To evaluate safety and efficacy over four treatments

VP-103 for the Treatment of Plantar Warts

We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts, which are warts located on the bottom of the foot. An estimated one-third of the approximately 4.1 million patient visits for all types of warts are for the treatment of plantar warts. To date, plantar warts have been difficult to treat, as they are refractory and available treatments often lead to both pain and scarring. We are conducting necessary preclinical activities for VP-103 and plan to initiate a Phase 2 clinical trial in subjects with plantar warts in mid-2020.

Manufacturing

We do not have any manufacturing facilities. We have been relying on third parties for the manufacture of our product candidates for preclinical studies and clinical trials and will continue to rely on these third parties in the near term for the commercial manufacture of our drug products if they are approved during the initial commercial phase. Manufacturing of the API for our product candidates requires a raw material that is derived from a natural source.

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

Pursuant to the Supply Agreement, we have provided the Supplier with purchase orders in 2018 and 2019 and may submit additional purchase orders from time to time, so long as the purchase orders are at least six months prior to the proposed delivery date. As of January 31, 2020, we possess total inventories in a combination of raw cantharidin and converted API adequate to produce over 15 million finished drug product applicators in the United States, with additional raw cantharidin already manufactured awaiting shipment.

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

We have demonstrated capability to successfully manufacture both the API as well as the bulk drug intermediate at our proposed commercial batch sizes. We are confident of the ability to scale the applicator final assembly process to commercial scale as this process is well understood. Validation activities for the commercial manufacturing and assembly processes have commenced and, based upon current project timelines, are expected to be completed in 2020.  Given the nature of both the API as well as several of the excipients, special handling will be required to minimize risks to personnel during processing. Analytical testing methods for both the API as well as the finished drug product have been developed and satisfactorily qualified to enable release of clinical materials for human use. It is expected that these methods will prove appropriate for release of commercial product with minimal additional effort.

Our proprietary individual applicator and its parts are fabricated using common methods and materials and we currently plan to have our applicators built using semi-custom equipment performing well established automated assembly techniques. The proposed commercial applicator assembly has successfully undergone both engineering testing as well as evaluation in the clinical setting.

Commercialization

We intend to commercialize VP-102, or any other product candidates that we may successfully develop, in the United States by building a specialized sales organization focused on pediatric dermatologists, dermatologists and select pediatricians. We believe a scientifically oriented, customer-focused team of approximately 50 to 60 sales representatives would allow us to reach the approximately 400 pediatric dermatologists and 5,000 to 6,000 dermatologists in the United States with the highest potential for using VP-102. In the future, we may develop and commercialize VP-102 for additional geographic regions, independently or with a strategic partner. We intend to seek drug product reimbursement for VP-102. Based on a survey of 40 physicians that we commissioned, 87% of physicians reported they would use VP-102 if the cost of the drug were covered. Furthermore, in April 2018, we commissioned a market research study, which surveyed 15 payor organizations representing over 105 million lives. The surveyed payors recognized that there is a significant unmet need for molluscum and a current lack of an effective treatment. Given the unmet need and the results of clinical trials of VP-102 to date, the surveyed payors anticipate the majority of patients would have access to VP-102, if approved, with minimal to no restrictions. We believe dermatologists tend to be particularly focused on the safety of pharmaceutical products because, while skin diseases can have profound effects on patients’ quality of life, few are life-threatening. As a result, we believe that dermatologists, as well as their patients, often prefer to use topical treatments when possible to limit the risk of systemic side effects. Dermatologists also tend to place a high level of emphasis on products that are easy to use because they often manage high volumes of patients. We believe this also contributes to a general preference for topical treatments. Finally, in our experience, dermatologists tend to engage with sales and medical affairs personnel from the pharmaceutical industry regarding the scientific evidence supporting dermatology products and the challenges experienced by physicians and patients in the use of these products. Dermatologists often rely on trusted relationships with scientifically oriented, customer-focused sales representatives who can provide them with the necessary information to support their use of appropriate treatments.

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

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Veloce Biopharma, Leo Pharma and Novan have initiated clinical trials with different programs in molluscum. There are a number of other companies developing products for common wart, including Aclaris Therapeutics. Aclaris has conducted late-stage clinical trials and is pursuing FDA approval for their common wart product candidate. In addition, other drugs have been used off label as treatments for molluscum and common warts.

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

While we seek broad coverage under our pending patent applications, our granted patent and pending patent applications do not include any claims drawn to the active pharmaceutical agent cantharidin per se or for the broad use of our API alone for the treatment of warts or molluscum. However, our granted patent and pending patent applications do claim our cantharidin preparations, cantharidin formulations, applicator devices, dosing regimens, methods of preparation including methods of synthesis, and methods of use. Despite these patent filings, there is always a risk that modification of the specific formulation, manufacturing process, method of application, and/or specific method of use may allow a competitor to avoid infringement claims. In addition, patents, if granted, will expire, and we cannot provide any assurance that any additional patents will issue from our pending or any future patent applications.

We currently have one granted Australian patent covering our formulation of VP-102, applicator devices and systems comprising the formulation and methods of using the same.  Additionally, as of February 11, 2020, we have nationalized five international patent applications for utility patents, four of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Two of these European patent applications have been registered in Hong Kong. In addition, we have one pending international patent applications and one patent application for a United States design patent. These patent applications relate to VP-102, our proprietary applicator, and other inventions related to VP-102. Our patent applications related to VP-102 and our proprietary applicator include proposed claims relating to (i) methods for the synthesis of cantharidin, (ii) our specific formulations and preparations of VP-102, (iii) methods for purifying cantharidin, (iv) methods for detecting impurities in cantharidin, (v) the design of our proprietary applicator, including both the general design and specific design elements, (vi) claims related to safety features included in the VP-102 formulation, including colorants and bittering agents, and (vii) the method of administration of VP-102 for the treatment of skin lesions. Excluding any patent term adjustment and patent term extension, any utility patents to issue from these patent applications are projected to expire between 2034 and 2039. The design patent to issue from the design patent application will expire fifteen years from the date of issuance. We cannot provide any assurance as to whether any additional patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be allowed.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries, in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted for a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products, such as those we are developing. We, along with third-party contractors, will be required to navigate the various chemistry, manufacturing and controls, preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

The process required by the FDA before a drug may be marketed in the United States generally involves:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of chemistry, manufacturing and controls testing, an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees; and
•	FDA review and approval of the NDA.

VP-102 is designed to be administered to patients via a proprietary applicator by a healthcare professional. In the United States, products composed of components that would normally be regulated by different centers at the FDA are known as combination products. Typically, the FDA’s Office of Combination Products assigns a combination product to a specific Agency center as the lead reviewer. The FDA determines which center will lead a product’s review based upon the product’s primary mode of action. Depending on the type of combination product, its approval, clearance or licensure may usually be obtained through the submission of a single marketing application. We anticipate that VP-102 will be regulated as a drug, and that the FDA will permit a single regulatory submission seeking approval of VP-102 with the applicator in each indication for which we seek approval. Even when a single marketing application is required for a combination product, such as an NDA for a combination pharmaceutical and device product, both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health may participate in the review. An applicant will also need to discuss with the Agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, adverse event reporting and good manufacturing practices, to their combination product.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls data and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has sixty days from receipt to make a decision as to whether the application has been accepted for filing.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional chemistry, manufacturing and controls documentation, clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Special Protocol Assessment

A sponsor may request a Special Protocol Assessment, or (SPA), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins for a SPA to be approved. If a written agreement is reached, it will be documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA and made part of the administrative record.

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

A documented SPA may be modified, and such modification will be deemed binding by the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. A SPA, however, does not guarantee that a trial will be successful.

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

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired. Specifically, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a New Chemical Entity, or (NCE), which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market or if requested by the Sponsor. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential FDA enforcement actions include, among other things:

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgement, prescribe legally available products for off-label uses.  The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that customers who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula also referred to as the Sustainable Growth Rate, for certain payment and established a quality payment incentive program, also referred to as the Quality Payment Program.  This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS.  In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method

CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.  This final rule codified CMS’s policy change that was effective January 1, 2019. While a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2019, we had 17 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a clinical-stage dermatology therapeutics company with limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $28.2 million and $20.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $61.2 million. Since inception, we have financed our operations with $123.2 million in gross proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, including preclinical studies and clinical trials. We have completed two pivotal Phase 3 clinical trials and submitted an NDA for VP-102 for the treatment of molluscum. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and we expect to initiate a Phase 3 program for this indication in the first half of 2020. We also have an ongoing Phase 2 clinical trial for VP-102 as a treatment for external genital warts. We also intend to initiate a Phase 2 clinical trial for our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts, in mid-2020. Therefore, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and external genital warts, as well as initiate and complete additional clinical trials as needed;
•	initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
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

•	seek to in-license or acquire additional product candidates for other dermatological conditions;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we seek marketing approval for VP-102 for the treatment of molluscum, pursue clinical trials and marketing approval for VP-102 for the treatment of common warts, external genital warts and other indications, pursue clinical trials and marketing approval for VP-103 for the treatment of plantar warts and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that are not currently commercially available. If we obtain marketing approval for VP-102 for the treatment of molluscum or common warts or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $62.0 million. On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide the Company a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders.

We believe the $35 million in proceeds received at closing of term loan in combination with existing cash, cash equivalents, and marketable securities will be sufficient to support our planned operations, which include expenses for the commercialization of YCANTH™, if approved, and continued full clinical development of VP-102 for additional indications, including common warts and external genital warts, as well as VP-103 for plantar warts, at least through the second quarter of 2021. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 3 clinical program and any other additional clinical trials evaluating VP-102 as a potential treatment for common warts;
•

the scope, progress, results and costs of the development programs evaluating VP-102 as a potential treatment for external genital warts and any other indications of VP-102 we may decide to pursue and VP-103;

•	the extent to which we develop, in-license or acquire other product candidates and technologies;
•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for VP-102 for the treatment of molluscum, if approved, and any of our product candidates for which we receive marketing approval;

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

We may require additional capital to commercialize VP-102 for the treatment of molluscum, common warts and/or external genital warts, and/or VP-103 for the treatment of plantar warts. If we receive regulatory approval for VP-102 or VP-103 for these indications, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For instance, under the Loan Agreements as described below, we are restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions.

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

We may not be able to generate sufficient cash to service our indebtedness.

We have entered into a Mezzanine Loan Agreement and a Senior Loan Agreement with our Lenders, pursuant to which we have borrowed an aggregate of $35.0 million. Our obligations under the Senior Loan Agreement and the Mezzanine Loan Agreement are secured by, respectively, a first priority perfected security interest and second priority perfected security interest in substantially all of our current and future assets, other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property).  We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreements.

We are subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding achieving minimum product revenues, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. Our obligations under the Loan Agreements are subject to acceleration upon the occurrence of specified events of default, including our failure to satisfy our payment obligations under the Loan Agreements, the breach of certain of our other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect. We are currently in compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance.

These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Loan Agreements could result in an event of default, which could result in an acceleration of amounts due under the Loan Agreements. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

Risks Related to the Development of Our Product Candidates

Our lead product candidate, VP-102, is being developed for the treatment of molluscum, common warts and external genital warts, for which we are currently conducting clinical trials. If we are unable to successfully develop, receive regulatory approval for and commercialize VP-102 for the treatment of molluscum, common warts, external genital warts or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have no products that are approved for commercial sale. We have only one product candidate, VP-102 for which we have conducted clinical trials. We have completed two pivotal Phase 3 clinical trials and submitted a New Drug Application, or (NDA) for VP-102 for the treatment of molluscum in the U.S. Our NDA is presently under review by FDA and there can be no assurance that we will receive approval. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and plan to initiate two Phase 3 clinical trials for this indication in the first half of 2020. We also have an ongoing Phase 2 clinical trial for VP-102 as a treatment for external genital warts. We also intend to initiate a Phase 2 clinical trial for VP-103 for the treatment of plantar warts in mid-2020. We have not completed the development and regulatory approval process of any product candidates and we may never be able to develop marketable products. We have invested substantially all of our efforts and financial resources in the development of our cantharidin formula and VP-102 for the treatment of molluscum, common warts and genital warts. Our ability to generate revenue from our product candidates, will depend heavily on their successful development, regulatory approval and eventual commercialization of these product candidates. The success of VP-102, VP-103 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including: timely and successful completion of preclinical studies and our clinical trials;

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

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Our product candidates’ success in clinical trials is not guaranteed, and even if clinical trials are successful, it will not guarantee regulatory approval. Following submission of an NDA, it may not be accepted for substantive review, or even if it is accepted for substantive review, the FDA or other comparable foreign regulatory authorities may require that we conduct additional studies or clinical trials, provide additional data, take additional manufacturing steps, or require other conditions before they will reconsider or approve our application. If the FDA or other comparable foreign regulatory authorities require additional studies, clinical trials or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA or other comparable foreign regulatory authorities may not consider sufficient any additional required studies, clinical trials, data or information that we perform and complete or generate, or we may decide to abandon the program.

It is possible that VP-102, VP-103 or any of our other product candidates we may develop or otherwise acquire will never obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

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

VP-102 is a drug-device combination product for administration of our cantharidin formulation through our proprietary applicator. We may experience delays in obtaining regulatory approval of VP-102 given the increased complexity of the review process when approval of a drug and a delivery device is sought under a single marketing application. VP-102 will be regulated as a drug-device combination product, which requires coordination within the FDA and similar foreign regulatory agencies for review of the product candidate’s device and drug components. We have filed a single marketing application for the approval of a drug-device combination product, with guidance by the FDA. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development, approval, and commercialization of our product candidate due to regulatory timing constraints and uncertainties in the product development and approval process, the inherent complexities of combination products, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product.

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

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing VP-102 for the treatment of common warts and external genital warts and potentially other dermatological conditions and VP-103 for the treatment of plantar warts. In addition, we intend to in-license or acquire additional product candidates for other dermatological conditions to build a fully integrated dermatology company. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Veloce Biopharma, Leo Pharma, and Novan have initiated clinical trials with different programs in molluscum. There are a number of other companies developing products for common warts, including Aclaris Therapeutics, or Aclaris.  Aclaris has conducted late-stage clinical trials and is pursuing FDA approval for its product candidate for the treatment of common warts. In addition, other drugs have been and may continue to be used off label as treatment for molluscum, common warts, external genital warts, and plantar warts, and there are other existing alternative therapies such as curettage or cryotherapy.

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

As part of our business strategy, we intend to seek NCE exclusivity for VP-102 or future product candidates. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of an NCE which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request. We believe that cantharidin constitutes an NCE, such that VP-102 should, if approved, be eligible for NCE exclusivity and that our planned clinical trials will qualify VP-102 for pediatric exclusivity if a written request from the FDA is received. However, there can be no guarantee that we will successfully obtain such exclusivity, and if any of our competitors obtains FDA approval of an NDA for a cantharidin drug product before we do, they, and not us, may be eligible for NCE exclusivity. If we do not obtain NCE exclusivity for VP-102, or if a competitor obtains NCE exclusivity for a cantharidin product before we receive approval of an NDA for VP-102, our ability to commence sales and generate revenue would be adversely affected.

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

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that patients who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and also referred to as the Sustainable Growth Rate, for certain payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.

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

We currently rely on a third party to supply our raw material used in VP-102, and if we encounter any extended difficulties in procuring, or creating an alternative for, our raw material in VP-102 or any of our other product candidates we may develop, our business operations would be impaired.

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

In addition, any business, public health or economic challenges our existing supplier faces, whether in the ordinary course or not, could impair its ability to meet our cantharidin supply needs. For instance, in December 2019, a novel strain of COVID-19 was reported to have surfaced in Wuhan, China.  The extent to which COVID-19 impacts supplies of our product will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Accordingly, there is a risk that supplies of our product may be significantly delayed by or may become unavailable for an extended period of time as a result of any issues affecting our supplier’s supply and production of naturally-sourced cantharidin.

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

While we have successfully developed a lab scale process for synthesizing the cantharidin molecule, there is risk that we will be unable to scale the process to produce a sufficient quantity of synthetically derived cantharidin to meet our needs and, even if we are ultimately able to scale the proposed process successfully, we cannot predict when we will be able to do so. If we are unable to scale the developed process for manufacturing cantharidin synthetically to a satisfactory commercial scale, we may be forced to continue to rely on naturally sourced cantharidin.

Any extended difficulties we face in maintaining our supply of cantharidin, or limitations we face in increasing our supply to meet commercial needs for VP-102 or any of our other product candidates, whether such cantharidin is naturally sourced or synthetically derived, would impair our business operations.

COVID-19 could adversely impact our business.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. If COVID-19 continues to spread in the United States, we may experience disruptions that could severely impact our business, supply chain and clinical trials, including:

•	delays or inability to obtain raw material, ingredients, or components;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial, process validation, or launch preparation activities, such as clinical trial site monitoring, due to limitations on travel or access to third-party facilities imposed or recommended by federal or state governments, employers, suppliers, and others;

•	delays in review of regulatory filings by regulatory authorities; and

•

limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 may impact our business, supply chain, clinical trials and regulatory filings will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of VP-102 or any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted prior to approval of our NDA, if at all, and in the future of additional NDAs or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

To date, all assembly of our single-use precision applicators has been done using manual processes. In order to meet anticipated volume requirements, we will need to successfully validate our proposed automated assembly process as designed. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement. We expect to continue to depend on third-party contract manufacturers for the foreseeable future. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis. If there is any disruption in our supply chain, it could take a significant period of time to qualify and validate a replacement on terms acceptable to us, if we are able to at all.

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

We plan to rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our product candidates. The issuance, scope, validity, enforceability, strength, and commercial value of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. We currently have one issued patent, and the patent applications that we own may fail to result in other issued patents with claims that cover the product candidates in the United States or in foreign jurisdictions. If this were to occur, early generic competition could be expected against our product candidates in development. There may be relevant prior art relating to our future patents and patent applications which could invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the API in many of our product candidates has been available and used for many years, it is possible that these products have previously been used in such a manner that such prior usage would affect our ability to obtain patents based on our patent applications. Moreover, because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that prior art related to applicator devices could affect our ability to obtain patent protection for our planned product applicator device or that disputes may arise related to whether third-party applicator devices infringe patents we have applied for.

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

Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as that in the United States or Europe. These products may compete with our product candidates, and our current and future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Cantharidin is a naturally occurring compound found in many species of blister beetles and has been used since ancient times for medicinal purposes. Therefore, the composition of matter for the chemical structure of cantharidin itself, which is the API used in our product candidates, is not eligible for patent protection. We seek to obtain patent protection for our manufacturing technology, drug administering technology and our product candidates, including specific formulations, preparations and devices, and methods of use and manufacturing processes. Although the protection afforded by our patent and patent applications may be significant with respect to VP-102, when looking at the ability of the patent and applications to block competition, the protection offered by the patent and applications may be, to some extent, more limited than the protection provided by a patent claiming the composition of matter of an entirely new chemical entity previously unknown. As a result, generic products that do not infringe the claims of our future patents covering formulations, preparations, devices, methods of use, and manufacturing processes may be available while we are marketing our products. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compound not covered by method of use patents, and others may engage in off-label sale or use of the subject compound. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe the method of use patents we have applied for, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. In addition, competitors who obtain the requisite regulatory approval will be able to commercialize products with the same active ingredient as our product candidates so long as the competitors do not infringe any process, use, formulation, preparation or device patents that we have applied for to protect our product candidates, subject to any regulatory exclusivity we may be able to obtain for our product candidates.

The number of patents and patent applications covering products containing the same active ingredient as our product candidates indicates that competitors have sought to develop and may seek to commercialize competing formulations that may not be covered by our patents and patent applications. The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop and commercialize alternative formulations of our product candidates that are different from ours and do not infringe our issued patents covering our product candidates, our device, our manufacturing process or uses of our product candidates.

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

We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patent and applications, our future patents, or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of our patent or future patents;
•	we or future collaborators might not have been the first to make the inventions covered by our patent, future issued patents or our pending patent applications;
•	we or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own may be held invalid or unenforceable as a result of legal challenges by our competitors;
•	issued patents that we own may not provide coverage for all aspects of our product candidates in all countries;
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

•

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

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians, as defined by such law, and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require the reporting of information related to drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If VP-102 or other product candidates that we may identify are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, generally, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are highly dependent on the management, development, clinical, financial and business development expertise of Ted White, our President and Chief Executive Officer, Joe Bonaccorso, our Chief Commercial Officer, Patrick Burnett, our Chief Medical Officer, A. Brian Davis, our Chief Financial Officer, and the other members of our scientific and clinical teams. While we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2019, we had 17 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•

the commencement, enrollment or results of our clinical trials of VP-102 for the treatment of common warts and external genital warts and any future clinical trials we may conduct, or changes in the development status of our product candidates;

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

•	adverse results from, delays in or termination of clinical trials;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	unanticipated serious safety concerns related to the use of VP-102 or any other product candidate;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the structure of healthcare payment systems;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

In addition, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of 6,009,951 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

If we fail to further implement and maintain proper and effective internal controls to remediate our material weakness, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

Commencing with our fiscal year ended December 31, 2019, we began to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

In connection with our evaluation of the effectiveness of our disclosure controls and procedures for the year ended December 31, 2019, we have identified a material weakness in our information technology, or IT, general controls, or collectively ITGCs, and related IT-dependent process level controls, which are part of our internal control over financial reporting.  Process-level controls that were dependent upon information derived from one of our system was also determined to be ineffective. These deficiencies were the result of an inadequate IT risk assessment process which did not identify the risks associated with ineffective segregation of duties within the IT system. We are in the process of implementing a number of measures to address the material weakness and deficiencies that have been identified. See “Item 9A—Management’s Report on Internal Control Over Financial Reporting and –Remediation of Material Weakness.” However, we cannot assure you that these measures may fully address the material weakness and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated

We may identify additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the 2017 federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $49.9 million and $50.2 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the 2017 federal tax law changes. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the Loan Agreements restrict us from paying dividends, subject to limited exceptions, and any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

On July 1, 2019, we entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as our new headquarters beginning in mid-2020.  The initial term of the lease is seven years with one five-year renewal option and an ongoing right of first offer to lease up to approximately 5,000 square feet of additional space on the same floor of the building.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Pursuant to the Loan Agreements, we are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Stockholders

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VRCA”. As of March 6, 2020, we had 25,814,493 shares of common stock outstanding held by 37 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our novel topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. In addition to patent protection we are seeking, VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity, which would provide for an additional six months of non-patent exclusivity.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on the results of the COVE-1 trial, and following an End-of-Phase 2 meeting with the FDA we plan to initiate two Phase 3 clinical trials in the first half of 2020.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  We expect to report topline data results from this trial in the second half of 2020. In addition, we are conducting necessary preclinical activities for VP-103, our second cantharidin-based product candidate, and plan to initiate a Phase 2 clinical trial in subjects with plantar warts in mid-2020. We retain exclusive, royalty-free rights to our product candidates across all indications.

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

Since inception, we have incurred significant operating losses. For the years ended December 31, 2019 and 2018, our net loss was $28.2 million and $20.6 million, respectively. As of December 31, 2019, we had an accumulated deficit of $61.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts as well as initiate and complete additional clinical trials, as needed;
•	initiate clinical trials evaluating VP-102 for the treatment of external genital warts;
•	initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
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

•	seek to in-license or acquire additional product candidates for other dermatological conditions;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide the Company a revolving line of credit of up to $5.0 million. The availability for the remaining $15 million in term loans is subject to our achievement of (i) a specified amount in trailing six-month net revenue and (ii) a specified amount raised in equity. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders.

We believe the $35 million in proceeds received at closing of term loan in combination with existing cash, cash equivalents, and marketable securities will be sufficient to support our planned operations, which include expenses for the commercialization of YCANTH™, if approved, and continued full clinical development of VP-102 for additional indications, including common warts and external genital warts, as well as VP-103 for plantar warts, at least through the second quarter of 2021.

Services Agreement with PBM Capital Group, LLC

In December 2015, we entered into a services agreement, or SA, with PBM Capital Group, LLC, or PBM, an affiliate of PBM Capital Investments, LLC, and controlled by Paul B. Manning, one of our directors, to engage PBM for certain business development, operations, technical, contract, accounting and back office support services. We agreed to pay PBM a fee of $2,500 per month for these services. The SA had an initial term of 12 months and automatically renewed monthly thereafter.  See Note 5 to our financial statements for additional information.

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

A summary of our significant accounting policies appears in the notes to our audited financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

Research and Development Costs

Our research and development expenses consist primarily of costs associated with our clinical trials, salaries, employee benefits, and equity-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Stock-Based Compensation

We recognize the grant-date fair value of share-based awards issued as compensation as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Prior to our IPO, the fair value of restricted stock awards was based on a determination by the board of directors of the estimated fair value of the common stock at the date of grant. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions, the most critical of which prior to our IPO was the estimated fair value of our common stock.

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

Components of Operating Results

Revenue

We have not generated any revenue since inception.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct Phase 3 clinical trials of VP-102 in patients with common warts, conduct our ongoing Phase 2 trial with VP-102 in external genital warts, initiate a Phase 2 trial with VP-103 in plantar warts and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

We anticipate that our general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, and prepare for potential commercialization of VP-102 for the treatment of molluscum, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs

Income Taxes

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $49.9 million and $50.2 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 will begin to expire, if not utilized, by 2033. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$15,436	$12,826	$2,610
General and administrative	14,644	9,052	5,592
Total operating expenses	30,080	21,878	8,202
Loss from operations	(30,080)	(21,878)	(8,202)
Other income (expense):
Interest income	1,877	1,231	646
Other expense	(4)	(1)	(3)
Total other income	1,873	1,230	643
Net loss	$(28,207)	$(20,648)	$(7,559)

Research and Development Expenses

Research and development expenses were $15.4 million for the year ended December 31, 2019, compared to $12.8 million for the year ended December 31, 2018. The increase of $2.6 million was primarily attributable to costs associated with Phase 2 and Phase 3 clinical activities for VP-102, an increase in costs associated with increased headcount and associated salary, bonus and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $14.6 million for the year ended December 31, 2019, compared to $9.1 million for the year ended December 31, 2018. The increase of $5.5 million was primarily a result of increased headcount and associated salary, bonus and stock-based compensation expenses, and increased insurance, professional fees and other operating expenses.

Interest Income

Interest income for the years ended December 31, 2019 and 2018 consisted of interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $62.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide the Company a revolving line of credit of up to $5.0 million. The availability for the remaining $15 million in term loans is subject to our achievement of (i) a specified amount in trailing six-month net revenue and (ii) a specified amount raised in equity. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders.  See Note 13 to our financial statements for additional information.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(27,408)	$(17,874)
Net cash provided by (used in) investing activities	25,955	(79,894)
Net cash provided by financing activities	423	99,376
Net (decrease) increase in cash and cash equivalents	$(1,030)	$1,608

Operating Activities

During the year ended December 31, 2019, operating activities used $27.4 million of cash, primarily resulting from a net loss of $28.2 million and non-cash stock-based compensation of $3.3 million. Net cash used by changes in operating assets and liabilities of $1.7 million consisted primarily of an increase in prepaid expenses and other assets of $1.6 million. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical development and product development activities and annual insurance policy payments.

During the year ended December 31, 2018, operating activities used $17.9 million of cash, primarily resulting from a net loss of $20.6 million and non-cash stock-based compensation of $2.3 million. Net cash provided by changes in operating assets and liabilities of $0.9 million consisted primarily of increases in accounts payable and accrued expenses of $1.8 million, partially offset by increases in prepaid expenses and other assets of $0.9 million. The increase in accounts payable and accrued expenses was primarily due to clinical trial and product development activities, and accruals for expenses related to a consulting agreement with our former Chief Scientific Officer, and discretionary annual employee bonuses. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical development and product development activities and annual insurance policy payments.

Investing Activities

During the year ended December 31, 2019, net cash provided by investing activity was related to sales and maturities of marketable securities of $117.7 million partially offset by the purchase of marketable securities of $89.9 million and an increase in long-term deposits of $1.2 million.  During the year ended December 31, 2018, net cash used in investing activities was primarily related to the purchase of marketable securities of $79.1 million. In addition, $0.7 million and $0.8 million was used for the purchase and construction of property and equipment during the years ended December 31, 2019 and 2018, respectively.

Financing Activities

During the ended December 31, 2019 net cash provided by financing activities was $0.4 million related to the proceeds from exercise of stock options.

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

We believe the $35 million we borrowed in March 2020 in combination with existing cash, cash equivalents, and marketable securities will be sufficient to support our planned operations, which include expenses for the commercialization of YCANTH™, if approved, and continued full clinical development of VP-102 for additional indications, including common warts and external genital warts, as well as VP-103 for plantar warts, at least through the second quarter of 2021. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

On July 16, 2018, we entered into a supply agreement with our raw material supplier.  This agreement does not require any future purchases but does provide for limited geographic exclusivity in exchange for minimum annual purchases.  During 2019, we issued a single purchase order covered under the terms of the supply agreement totaling approximately $1.8 million.  As of December 31, 2019, we made a prepayment of approximately $1.1 million against this purchase order. In January 2020, we received the initial shipment of material. We have a remaining outstanding obligation of another $0.7 million under the terms of this purchase order for material which we anticipate receiving during the first half of 2020.

On April 9, 2018, we entered into an agreement to sublease 4,962 square feet of office space in West Chester, Pennsylvania. The agreement requires annual rental payments of approximately $0.1 million and is scheduled to expire on May 31, 2021.

On July 1, 2019, we entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as our new headquarters beginning in mid-2020.  The initial term of the lease is seven years with one five-year renewal option and an ongoing right of first offer to lease up to approximately 5,000 square feet of additional space on the same floor of the building.  Base rent over the initial lease term is $1.3 million, and we are also responsible for our share of the landlord’s operating expenses.

On March 10, 2020, we entered into the Mezzanine Loan Agreement, pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and the Senior Loan Agreement with Senior Lender, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million subject to the borrowing base. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders.

Under the terms of the Mezzanine Loan Agreement, we may, at our sole discretion, borrow from the Mezzanine Lenders up to an additional $15.0 million in term loans, or the Term B Loan, and together with the Term

A Loan, the Term Loans, upon our achievement of (i) a specified amount in trailing six-month net revenue and (ii) a specified amount raised in equity, or collectively, the Term B Milestone.  We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2021 and (ii) the occurrence of an event of default.

All of the Term Loans mature on March 1, 2024, or the Maturity Date. The Term Loans will be interest-only through March 31, 2022, followed by 24 equal monthly payments of principal and interest; provided that if we draw the Term B Loan, the Term Loans will be interest-only through September 30, 2022, followed by 18 equal monthly payments of principal and interest. The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities, are in the form of U.S. Treasury securities, asset-backed securities, and commercial paper. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 100 basis point change in market interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. In addition, our outstanding debt instruments entered into on March 10, 2020 carry a floating interest rate that is equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States, including in China, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019, we had minimal or no liabilities denominated in foreign currencies, but our purchase order with a supplier, pursuant to which we agreed to purchase approximately $1.8 million of crude cantharidin material, is denominated in Chinese yuan. As of December 31, 2019, we had a prepayment of approximately $1.1 million and $0.7 million remains outstanding and unpaid under this purchase order.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Verrica Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 13, 2020

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,241	$10,271
Marketable securities	52,776	79,538
Prepaid expenses and other assets	2,966	1,343
Total current assets	64,983	91,152
Property and equipment, net	2,090	255
Operating lease right-of-use asset	111	—
Deposits	1,240	499
Total assets	$68,424	$91,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185	$922
Accrued expenses	2,036	1,517
Operating lease liability	130	—
Accounts payable and accrued expenses - related party	—	38
Total current liabilities	3,351	2,477
Operating lease liability	58	—
Total liabilities	3,409	2,477
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 200,000,000 authorized as of December 31, 2019 and 2018; 25,912,137 shares issued and 25,786,330 shares outstanding as of December 31, 2019 and 25,809,900 shares issued and 25,704,756 shares outstanding as of December 31, 2018	3	3
Treasury stock, at cost, 105,144 shares as of December 31, 2019 and 2018	—	—
Additional paid-in capital	126,594	122,526
Subscription receivable	(410)	—
Accumulated deficit	(61,192)	(33,083)
Accumulated other comprehensive gain/(loss)	20	(17)
Total stockholders’ equity	65,015	89,429
Total liabilities and stockholders’ equity	$68,424	$91,906

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$15,436	$12,826
General and administrative	14,644	9,052
Total operating expenses	30,080	21,878
Loss from operations	(30,080)	(21,878)
Other income (expense):
Interest income	1,877	1,231
Other expense	(4)	(1)
Total other income	1,873	1,230
Net loss	$(28,207)	$(20,648)
Net loss per share, basic and diluted	$(1.13)	$(1.41)

Weighted average common shares outstanding, basic and diluted	24,897,889	14,662,751

Net loss	$(28,207)	$(20,648)
Other comprehensive loss:
Unrealized gain/(loss) on marketable securities	37	(17)
Comprehensive loss	$(28,170)	$(20,665)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

														Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible				Additional			Treasury		Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		PaidIn	Subscription	Accumulated	Stock		Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares Issued	Amount	Capital	Receivable	Deficit	Shares	Cost	Loss	(Deficit)
Balance as of December 31, 2017	21,302,972	$10,508	1,937,984	$5,000	—	$—	3,804,643	$—	$5,394	$—	$(12,435)	105,144	$—	$—	$(7,041)
Stock-based compensation	—	—	—	—	—	—	—	—	2,251	—	—	—	—	—	2,251
Exercise of stock options	—		—	—	—	—	8,385	—	7	—	—	—	—	—	7
Conversion of preferred stock into common stock	(21,302,972)	(10,508)	(1,937,984)	(5,000)	(4,606,267)	(20,993)	16,246,872	2	36,499	—	—	—	—	—	36,501
Series C convertible preferred stock	—	—	—	—	4,606,267	21,000	—	—	—	—	—	—	—	—	—
Issuance costs for Series C preferred	—	—	—	—	—	(7)	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with IPO, net of offering costs	—	—	—	—	—	—	5,750,000	1	78,375	—	—	—	—	—	78,376
Net Loss	—	—	—	—	—	—	—	—	—	—	(20,648)	—	—	—	(20,648)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Balance as of December 31, 2018	—	—	—	—	—	—	25,809,900	3	122,526	—	(33,083)	105,144	—	(17)	89,429
Stock-based compensation	—	—	—	—	—	—	—	—	3,333	—	—	—	—	—	3,333
Exercise of stock options	—	—	—	—	—	—	74,908	—	423	—	—	—	—	—	423
Subscription receivable (Note 9)	—	—	—	—	—	—	27,329	—	410	(410)	—	—	—	—	—
Adoption of ASU 2018-07 (Note 2)	—	—	—	—	—	—	—	—	(98)		98	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(28,207)	—	—	—	(28,207)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	37	37
Balance as of December 31, 2019	—	$—	—	$—	—	$—	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(28,207)	$(20,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,333	2,251
Accretion of discounts on marketable securities	(1,063)	(435)
Depreciation expense	64	20
Amortization on operating lease right-of-use asset	193	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,621)	(923)
Accounts payable	263	769
Accrued expenses	(213)	1,068
Accounts payable and accrued expenses - related party	(38)	24
Operating lease liability	(119)	—
Net cash used in operating activities	(27,408)	(17,874)
Cash flows from investing activities
Purchases of marketable securities	(89,854)	(79,120)
Sales and maturities of marketable securities	117,715	—
Purchases of property, plant and equipment	(682)	(774)
Increase in deposits	(1,224)	—
Net cash provided by (used in) investing activities	25,955	(79,894)
Cash flows from financing activities
Proceeds from the issuance of common stock in connection with IPO	—	86,250
Payment of offering cost in connection with issuance of common stock in connection with IPO	—	(7,874)
Proceeds from exercise of stock options	423	7
Proceeds received from issuance of Series C preferred stock	—	21,000
Stock issuance costs related to Series C preferred stock	—	(7)
Net cash provided by financing activities	423	99,376
Net (decrease) increase in cash and cash equivalents	(1,030)	1,608
Cash and cash equivalents at the beginning of the year	10,271	8,663
Cash and cash equivalents at the end of the year	$9,241	$10,271
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain/(loss) on marketable securities	$37	$(17)
Subscription receivable on exercise of options	$410	$—
Conversion of preferred stock into common stock	$—	$36,501
Accrual for purchases of property, plant and equipment	$733	$—

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Financial Statements

Note 1—Organization and Description of Business Operations

Verrica Pharmaceuticals Inc. (the “Company”) was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases.

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, the Company had an accumulated deficit of $61.2 million.

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

The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. There were no marketable securities with a maturity of greater than one year as of December 31, 2019. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive loss included in stockholders’ equity.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the year ended December 31, 2019, comprehensive loss includes net loss and unrealized gain (loss) on marketable securities.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. The Company uses the Black-Scholes option-pricing model to value its stock option awards. For stock-based awards granted to employees, non-employees and to members of the board of directors for their services, the Company estimates the grant date fair value of each option award and recognizes employee compensation expense on a straight-line basis over the vesting period of the award.

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

The fair value of restricted stock awards are based on the closing price of the Company’s common stock on the grant date.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2019	2018
Shares issuable upon exercise of stock options	1,914,545	1,529,883
Non-vested shares under restricted stock grants	1,148,859	848,859

Recently Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded an operating lease right-of-use asset of $304,000 and an operating lease liability of $306,000 and eliminated deferred rent of $2,000. See Note 10 for additional information.

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

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$7,397	$3	$—	$7,400
Commercial paper	31,913	7	(1)	31,919
Asset-backed securities	13,446	11	—	13,457
Total marketable securities	$52,756	$21	$(1)	$52,776

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$17,028	$—	$(2)	$17,026
Commercial paper	48,623	5	(4)	48,624
Asset-backed securities	13,904	—	(16)	13,888
Total marketable securities	$79,555	$5	$(22)	$79,538

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive gain (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive loss on a specific identification basis. The Company did not record any realized gains or losses during the years ended December 31, 2019 and 2018. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Accretion of bond discount on marketable securities and interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

There were no marketable securities with a maturity of greater than one year for either period presented. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive gain (loss) included in stockholders’ equity.

The following tables presents fair value by level in accordance with ASC 820 (see Note 2) of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$7,400	$—	$—	$7,400
Commercial paper	—	31,919	—	31,919
Asset-backed securities	—	13,457	—	13,457
Total	$7,400	$45,376	$—	$52,776

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$17,026	$—	$—	$17,026
Commercial paper	—	48,624	—	48,624
Asset-backed securities	—	13,888	—	13,888
Total	$17,026	$62,512	$—	$79,538

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of December 31,
	2019	2018
Leasehold improvements	$68	$68
Office furniture and fixtures	48	48
Office equipment	31	28
Construction in process	2,027	131
	2,174	275
Accumulated depreciation	(84)	(20)
Total property and equipment, net	$2,090	$255

Depreciation expense for the years ended December 31, 2019 and 2018 was $64,200 and $20,300, respectively.

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

For the years ended December 31, 2019 and 2018, the Company incurred expenses under the SA of $252,000 and $457,500, respectively, which were primarily included in general and administrative expenses.

As of December 31, 2019 and 2018, the Company had payables due to PBM and its affiliates of $0 and $38,000, respectively. These balances include amounts due for other miscellaneous expenses incurred by PBM and its affiliates.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2019	2018
Compensation and related costs	$1,195	$1,261
Clinical trials and drug development	733	—
Consulting - former Chief Scientific Officer	—	190
Professional fees	89	56
Other	19	10
Total accrued expenses	$2,036	$1,517

Note 7—Commitments and Contingencies

Litigation

As of December 31, 2019 and 2018, there was no litigation against the Company.

Supply Agreement and Purchase Order

On July 16, 2018, the Company entered into a supply agreement with a supplier of crude cantharidin material. All executed purchase orders for crude cantharidin in the ordinary course of business are expected to be covered under the terms of the supply agreement. Pursuant to the supply agreement, the supplier has agreed that it will not supply cantharidin, any beetles or other raw material from which cantharidin is derived to any other customer in

North America, subject to specified minimum annual purchase orders and forecasts by the Company. The supply agreement has an initial five-year term, which is subject to automatic renewal absent termination by either party in accordance with the terms of the supply agreement. Each party also has the right to terminate the supply agreement for other customary reasons such as material breach or bankruptcy.

On March 22, 2018, the Company executed a purchase order with a supplier, denominated in Chinese yuan, pursuant to which the Company agreed to purchase $2.3 million of crude cantharidin material. As of December 31, 2019, this purchase order was fulfilled and the Company has no remaining obligation.

During 2019, the Company executed a single purchase order pursuant to which the Company agreed to purchase $1.8 million of crude cantharidin material. As of December 31, 2019, the Company had made a prepayment of $1.1 million against this purchase order.  In January 2020, the Company received the initial shipment of material.  The Company has a remaining outstanding obligation of $0.7 million for crude cantharidin material under this purchase order.

Agreements with Former Chief Scientific Officer

On May 31, 2018, the Company and the former Chief Scientific Officer (“CSO”) executed a transition agreement related to his resignation from employment as well as a Consulting Agreement (the “Consulting Agreement”) that began upon the closing of the IPO.

The Consulting Agreement provides for cash payments to the former CSO of $29,375 per month for the first 12 months of the agreement. After the first 12 months, the former CSO will receive $300 per hour for each hour of consulting services provided. As of December 31, 2019 and 2018, $0 and $0.2 million, respectively, remained accrued under this Consulting Agreement.

Note 8—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of each of December 31, 2019 and 2018. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

Restricted Stock

Pursuant to an Amended and Restated Stock Purchase Agreement (the “Amended and Restated Agreement”) between the Company and the former CSO, 848,859 shares held by the former CSO are subject to repurchase by the Company at $0.0001 per share in the event the CSO ceases to be a consultant. These shares will be released from the repurchase option on the earliest to occur of (i) a change in control, (ii) regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum, (iii) commercial sale of products and (iv) a covered termination, as defined in the Amended and Restated Agreement. No compensation expense has been recognized for these nonvested shares as these shares are performance-based and the triggering event was not determined to be probable as of December 31, 2019. See Note 9.

On November 27, 2019, the Company granted 300,000 restricted stock units to its executive officers.  The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

Convertible Preferred Stock

Upon the closing of the IPO on June 19, 2018, all outstanding shares of the Company’s Series A Preferred Stock were automatically converted into 12,428,773 shares of the Company’s common stock and all outstanding shares of the Company’s Series B Preferred Stock were automatically converted in to 1,130,679 shares of the Company’s common stock.

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

Note 9—Stock-Based Compensation

In June 2018, the Board adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which amended and restated the Company’s prior 2013 Equity Incentive Plan (the “2013 Plan”) and became effective in connection with the IPO pricing on June 19, 2018. Prior to the effectiveness of the 2018 Plan, the 2013 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. As a result of the effectiveness of the 2018 Plan, no further grants may be made under the 2013 Plan.

The 2018 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2018 Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company initially reserved 3,738,199 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2019, 2,199,325 shares were available for grant under the 2018 Plan.

Stock Options

The Company’s employee and non-employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2019 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2023, are nontransferable, and have term expiration dates set to expire through 2029.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2019 and 2018 to estimate the fair value of employee and non-employee stock option awards:

	For the Year Ended December 31,
	2019	2018
Exercise price	$7.95 - $14.65	$6.52 - $16.32
Risk-free rate of interest	1.42% - 2.56%	2.58% - 3.13%
Expected term (years)	5.98	6.15
Expected stock price volatility	72.1% - 78.3%	58.3% - 83.7%
Dividend yield	—	—
Weighted average grant date fair value	$7.84	$6.95

The following table summarizes the Company’s employee and non-employee stock option activity under the 2013 Plan and 2018 Plan for the years ended December 31, 2019 and 2018:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2017	90,429	$0.90
Options granted	1,451,839	8.34
Exercised	(8,385)	0.90
Forfeited	(4,000)	16.32
Outstanding as of December 31, 2018	1,529,883	8.03
Options granted	830,918	11.57
Exercised	(102,237)	8.15
Forfeited	(344,019)	10.37
Outstanding as of December 31, 2019	1,914,545	$9.14	8.5	$12,953,956
Options vested and exercisable as of December 31, 2019	616,994	$7.21	7.9	$5,362,458

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the years ended December 31, 2019 and 2018 was $7.84 and $6.95, respectively. As of December 31, 2019, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $8.7 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

The Company utilizes a designated broker to process exercises of stock options. In late December 2019, there was an exercise of 27,329 vested stock options for which the Company did not receive the net proceeds from the designated broker until early January 2020. The net proceeds have been reflected as a stock subscription receivable as of December 31, 2019 in the balance sheet.

Restricted Stock

Pursuant to an Amended and Restated Agreement between the Company and the former CSO, 848,859 shares held by the former CSO are subject to repurchase at $0.0001 per share in the event the CSO ceases to be a consultant.  See Note 8.

The following table summarizes restricted stock awards related to the Amended and Restated Agreement:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at December 31, 2017	848,859	$0.33
Granted	—	—
Nonvested at December 31, 2018	848,859	0.33
Granted	—	—
Nonvested at December 31, 2019	848,859	$0.33

On November 27, 2019, the Company granted 300,000 restricted stock units to its executive officers to key executives.  The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

No compensation expenses has been recognized for these nonvested restricted stock units and the shares subject to the Amended and Restated Agreement as these shares are performance based and the triggering event was not determined to be probable as of December 31, 2019.  As of December 31, 2019, the total unrecognized compensation expense related to the restricted stock units and shares subject to the Amended and Restated Agreement was $5.0 million.

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations for the years ended December 31, 2019 and 2018 as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Research and development	$609	$359
General and administrative	2,724	1,892
Total stock-based compensation	$3,333	$2,251

Note 10—Leases

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

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company continues to account for leases in the prior period financial statements under the previous guidance in ASC 840, Leases.

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. The Company does not act as a lessor or have any leases classified as finance leases. On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as the Company’s new headquarters. The initial term of the lease is seven years and the base rent over the initial term is $1.3 million. The Company plans to vacate its existing headquarters space as soon as the new space is available which is currently expected on or around June 1, 2020. As a result, amortization of the right-of-use asset associated with the current property lease is now being amortized over the revised remaining useful life. In addition, the useful life of associated leasehold improvements has been accelerated to reflect the expected abandonment of the property, such that they will be fully amortized when the property is vacated.

As of December 31, 2019, the Company had an operating lease liability of $188,000, of which $130,000 was classified as current, and an operating right-of-use asset of $111,000.

The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Operating lease:
Operating lease costs	$211	$98
Short-term lease costs	17	—
Total rent expense	$228	$98

Maturities of the Company’s operating lease excluding short-term leases as of December 31, 2018:

2019	$136
2020	139
2021	58
Total lease payments	$333

Maturities of the Company’s operating lease as of December 31, 2019, excluding short-term leases and the new headquarters lease in West Chester, which is estimated to commence in June 2020, are as follows (in thousands):

2020	$139
2021	58
Total lease payments	197
Less imputed interest	(9)
Total rent expense	$188

The remaining term of the Company’s operating lease was 1.4 years and the discount rate used to measure the present value of the Company’s operating lease liability was 6.75% as of December 31, 2019.

Note 11–Income Taxes

There is no provision for income taxes as the Company has incurred operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Tax computed at statutory federal income tax rate	$(5,923)	$(4,336)
State taxes, net of federal benefit	(2,312)	(1,478)
Permanent items	70	409
Other	(285)	(5)
Change in valuation allowance	8,450	5,410
Income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$14,370	$6,909
Other	1,483	510
Total deferred tax assets	15,853	7,419
Less valuation allowance	(15,835)	(7,383)
Deferred tax asset, net of valuation allowance	18	36
Deferred tax liabilities:
Fixed assets	(18)	(36)
Total deferred tax liabilities	(18)	(36)
Net deferred tax assets	$—	$—

The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $49.9 million and $50.2 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033.  Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards may be limited.

As of December 31, 2019 and 2018, the Company has uncertain tax positions related to federal and state income credits for its research and development activities.  The total amount of unrecognized tax benefits was $1.5 million and $0.1 million as of December 31, 2019 and 2018. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.  The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2016 and subsequent federal and state tax years for the Company remain open for the assessment of income taxes.

Note 12–Selected Quarterly Financial Data (Unaudited)

The following tables present the quarterly results of operations for 2019 and 2018 (in thousands, except share and per share amounts):

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating expenses:
Research and development	$4,487	$3,928	$3,049	$3,972
General and administrative	3,539	3,593	3,494	4,018
Total operating expenses	8,026	7,521	6,543	7,990
Loss from operations	(8,026)	(7,521)	(6,543)	(7,990)
Total other income	547	520	453	353
Net loss	$(7,479)	$(7,001)	$(6,090)	$(7,637)
Net loss per share, basic and diluted	$(0.30)	$(0.28)	$(0.24)	$(0.31)
Weighted average common shares outstanding, basic and diluted	24,857,771	24,875,573	24,893,036	24,922,080

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses:
Research and development	$927	$3,515	$3,467	$4,917
General and administrative	961	1,955	2,865	3,271
Total operating expenses	1,888	5,470	6,332	8,188
Loss from operations	(1,888)	(5,470)	(6,332)	(8,188)
Total other income	41	153	426	610
Net loss	$(1,847)	$(5,317)	$(5,906)	$(7,578)
Net loss per share, basic and diluted	$(0.65)	$(0.92)	$(0.24)	$(0.30)
Weighted average common shares outstanding, basic and diluted	2,850,460	5,751,326	24,847,512	24,847,877

Note 13–Subsequent Event

On March 10, 2020 (the “Effective Date”), the Company entered into (i) a mezzanine loan and security agreement (the “Mezzanine Loan Agreement”) with Silicon Valley Bank, as administrative agent and collateral agent (the “Agent”), and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders (the “Mezzanine Lenders”), pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement (the “Senior Loan Agreement”, and together with the Mezzanine Loan Agreement, the “Loan Agreements”) with Silicon Valley Bank, as lender (the “Senior Lender”, and together with the Mezzanine Lenders, the “Lenders”), pursuant to which the Senior Lender has agreed to provide the Company a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders (the “Term A Loan”).

Under the terms of the Mezzanine Loan Agreement, the Company may, at its sole discretion, borrow from the Mezzanine Lenders up to an additional $15.0 million in term loans (the “Term B Loan”, and together with the Term A Loan, the “Term Loans”) upon the Company’s achievement of (i) a specified amount in trailing six-month net revenue and (ii) an equity raise of at least $40.0 million (the foregoing clauses (i) and (ii), collectively, the “Term B Milestone”).  The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone and ending on the earliest of (i) December 31, 2021 and (ii) the occurrence of an event of default.

Under the terms of the Senior Loan Agreement, the Company may, at its sole discretion, borrow from the Senior Lender one or more advances on the revolving credit line (the “Revolving Loans”, and together with the Term Loans, the “Loans”) in an aggregate amount not to exceed the lesser of (i) 85% of the aggregate amount then-contained in the Company’s eligible accounts receivable and (ii) $5.0 million.

The Company’s obligations under the Senior Loan Agreement and the Mezzanine Loan Agreement are secured by, respectively, a first priority perfected security interest and second priority perfected security interest in substantially all of the Company’s current and future assets, other than its intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property).  The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreements.

All of the Loans mature on March 1, 2024 (the “Maturity Date”). The Term Loans will be interest-only through March 31, 2022, followed by 24 equal monthly payments of principal and interest; provided that if the Company draws the Term B Loan, the Term Loans will be interest-only through September 30, 2022, followed by 18 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

The Company will be required to make a final payment of 7.50% of the original principal amount of the Term Loans drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”).  The Company may prepay all, or any portion (in increments of at least $1.0 million), of the Term Loans upon 5 business days’ advance written notice to the Agent, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the Effective Date, (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the Effective Date, and (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the third anniversary of the Effective Date (each, a “Prepayment Fee”).

The Company may terminate the revolving credit line under the Senior Loan Agreement at any time upon 3 business days’ advance written notice to the Senior Lender. If the Company terminates the revolving credit line prior to the Maturity Date, it must pay to the Senior Lender an early termination fee of $50,000 (the “Termination Fee”).

The Company is subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding achieving minimum product revenues, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants.

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreements, the breach of certain of its other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Agent and the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and Termination Fee and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019 due to the material weakness described below.

As further discussed below under “Management’s Report on Internal Control Over Financial Reporting,” management has identified a material weakness in our information technology (“IT”) general controls (collectively, “ITGCs”) and related IT-dependent process level controls, which are part of our internal control over financial reporting. We have developed a remediation plan for this material weakness, which is described below under “Remediation of Material Weakness.”

Notwithstanding the identified material weakness and management’s assessment that our internal control over financial reporting was not effective as of December 31, 2019, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on this evaluation, management identified a deficiency within our ITGCs related to ineffective segregation of duties within one of our IT systems, which is part of our internal control over financial reporting. Process-level controls that were dependent upon information derived from this IT system were also determined to be ineffective. These deficiencies were the result of an inadequate IT risk assessment process which did not identify the risks associated with ineffective segregation of duties within the IT system.

The control deficiencies described above resulted in no misstatements in our consolidated financial statements; however, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements or disclosures would not be prevented or detected on a timely basis. As a result, management concluded that the deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Remediation of Material Weakness

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. We intend to remediate the deficiency related to ineffective segregation of duties within this IT system in 2020 by transferring key administrative access to a third-party IT vendor.  Management believes that this effort will remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until other ITGCs and process-level controls that were dependent upon information derived from the general ledger application operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above regarding the material weakness, there have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers, including their ages as of January 1, 2020. There are no family relationships among any of our directors or executive officers.

We seek to assemble a Board of Directors that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and high-level management experience and capability in various areas necessary to oversee and direct our business. To that end, our Board of Directors has identified and evaluated nominees in the broader context of the overall composition of our Board of Directors, with the goal of recruiting members who complement and strengthen the skills of other members and who also exhibit integrity, experience, judgment, commitment, skills, diversity, expertise and other qualities that the Board of Directors views as critical to effective functioning of the Board of Directors.  The brief biographies below include information, as of the date of this Annual Report, regarding the specific and particular experience, qualifications, attributes or skills of each director that led the Board of Directors to believe that the director should serve on the Board of Directors.

Name	Age	Position
Executive officers:
Ted White	55	President, Chief Executive Officer and Director
Joe Bonaccorso	56	Chief Commercial Officer
Patrick Burnett, M.D., Ph.D.	48	Chief Medical Officer
A. Brian Davis	52	Chief Financial Officer
Christopher G. Hayes	56	General Counsel
Non-employee directors:
Paul B. Manning	64	Chairman of the Board of Directors
Craig Ballaron	59	Director
Gary Goldenberg, M.D.	43	Director
Mark Prygocki	53	Director
Sean Stalfort	50	Director

Executive Officers

Ted White

Ted White has served as our President and Chief Executive Officer since December 2017 and as a member of our Board of Directors since May 2018. Previously, from 2011 to September 2017, Mr. White was the President and General Manager of Aqua Pharmaceuticals, an Almirall company. Prior to Aqua Pharmaceuticals, Mr. White was at Novartis from 1989 to 2010, where he served in a number of roles, most recently as a Managing Director. Mr. White holds a M.B.A. from St. Joseph’s University and a B.A. in General Arts from Villanova University. Our Board of Directors believes that Mr. White is qualified to serve as a director based on his role as our President and Chief Executive Officer and his extensive management experience in the pharmaceutical industry.

Joe Bonaccorso

Joe Bonaccorso has served as our Chief Commercial Officer since February 2018. From 2012 to February 2018, Mr. Bonaccorso started and ran the U.S. Pharma Division for Pierre Fabre, under the name of Pierre Fabre Pharmaceuticals Inc. Pierre Fabre Pharmaceuticals Inc. was dedicated to both Pediatric Dermatology and Dermatology. Prior to joining Pierre Fabre, Mr. Bonaccorso spent 24 years at Novartis Pharmaceuticals, working in a variety of senior leadership roles in sales, marketing, national sales and training. Mr. Bonaccorso holds an M.A./M.B.A. from Kean University and a B.S. in Biology from Fairleigh Dickinson University.

Patrick Burnett

Patrick Burnett has served as our Chief Medical Officer since April 2018. Previously, Dr. Burnett was at Sun Pharmaceuticals where he was Associate Vice President of Clinical Development from September 2015 to March 2018, with oversight of the dermatology and rheumatology pipeline. Prior to Sun Pharmaceuticals, Dr. Burnett was at Novartis from 2010 to August 2015, most recently as Global Program Medical Director. He is a board certified dermatologist and was a member of the medical faculty at Vanderbilt University Medical Center as an Assistant Professor of Dermatology from 2004 to 2010. Dr. Burnett holds an M.D. and Ph.D. in neuroscience from Johns Hopkins School of Medicine and a B.S. in Biology and Biochemistry from the University of Iowa.

A. Brian Davis

A. Brian Davis has served as our Chief Financial Officer since October 2019. Prior to joining our company, Mr. Davis, was the Chief Financial Officer of Strongbridge Biopharma plc, a public commercial-stage biopharmaceutical company, from March 2015 to September 2019. Prior to joining Strongbridge, Mr. Davis served as Senior Vice President and Chief Financial Officer at Tengion, Inc., a publicly traded regenerative medicine company, from 2010 to 2014. In 2014, Tengion, Inc. filed a petition for relief under Chapter 7 of Title 11 of the United States Bankruptcy Code. From 2009 to 2010, Mr. Davis served in a consulting capacity as Chief Financial Officer of Neose Technologies, Inc., a biopharmaceutical company. Mr. Davis worked at Neose Technologies, Inc. from 1994 to 2009, where he held several positions of increasing responsibility, including Senior Vice President and Chief Financial Officer. Mr. Davis is licensed as a certified public accountant and received a B.S. in accounting from Trenton State College and an M.B.A. from The Wharton School at the University of Pennsylvania.

Christopher G. Hayes

Christopher G. Hayes has served as our General Counsel since September 2018. Prior to joining our company, Mr. Hayes was a practicing attorney and was the owner of the Law Office of Christopher G. Hayes from 2001 to September 2018. Mr. Hayes received a B.A. in economics from Villanova University and a J.D. from The Catholic University of America, Columbus School of Law.

Non-Employee Directors

Paul B. Manning

Paul B. Manning has served as the chairman of our Board of Directors since December 2017 and as a member of our Board of Directors since December 2015. Mr. Manning is the Chairman and Chief Executive Officer of PBM Capital Group, LLC, a private equity investment firm in the business of investing in healthcare and life-science related companies, which he founded in 2010. Prior to that, Mr. Manning founded PBM Products in 1997, a producer of infant formula and baby food, which was sold to Perrigo Corporation in 2010. Mr. Manning is a director of various private companies. Within the past five years, Mr. Manning previously served on the Board of Directors of Dova Pharmaceuticals, Inc., Perrigo Corporation, Concordia Healthcare Corp. and AveXis, Inc. Mr. Manning received a B.S. in microbiology from the University of Massachusetts. Our Board of Directors believes that Mr. Manning should serve as a director based upon his over 30 years of managerial and operational experience in the healthcare industry and as an investor in healthcare related companies.

Craig Ballaron

Craig Ballaron has served as a member of our Board of Directors since June 2019.  Mr. Ballaron has served as an independent consultant in the pharmaceuticals, cosmeceuticals, physician dispense products and electronics fields since 2016. Mr. Ballaron was the co-founder of Aqua Pharmaceuticals Holdings, Inc. and served as the Chief Executive Officer, President and member of the Board of Directors from 2004 to December 2015. Prior to founding Aqua Pharmaceuticals, Mr. Ballaron held various roles with increasing responsibilities at Bioglan Pharmaceuticals from 1999 to 2004. Mr. Ballaron received his B.S. in Business Management from York College. Our Board of Directors believes that Mr. Ballaron should serve as a director based upon his years of experience as a Chief Executive Officer in the pharmaceutical industry.

Gary Goldenberg

Gary Goldenberg has served as a member of our Board of Directors since May 2018. Dr. Goldenberg is a medical and cosmetic dermatologist, with his medical practice at Goldenberg Dermatology PC, which he co-founded in April 2017. Dr. Goldenberg has also served as an assistant clinical professor of dermatology at The Icahn School of Medicine at Mount Sinai Hospital in New York City since 2009. Prior to that, he was an assistant professor of dermatology at the University of Maryland School of Medicine from 2007 to 2009. Dr. Goldenberg holds a M.D. from the Temple University School of Medicine and a B.A. in biology from La Salle University. He completed his Residency in Dermatology at Wake Forest University School of Medicine and his Dermatopathology Fellowship at University of Colorado Health Sciences Center. Our Board of Directors believes that Dr. Goldenberg should serve as a director based upon his extensive scientific background and experience as a practicing dermatologist.

Mark Prygocki

Mark Prygocki has served as a member of our Board of Directors since May 2018. From January 2017 until December 2019, he served as President, Chief Executive Officer and a member of the Board of Directors of Illustris Pharmaceuticals, Inc., a privately held bio-development company. Prior to joining Illustris, Mr. Prygocki worked at Medicis Pharmaceutical Corporation, a biopharmaceutical company, for more than 20 years and served as President from 2010 to 2012. Prior to that, Mr. Prygocki held several senior-level positions at Medicis, including Chief Operating Officer, Executive Vice President, and Chief Financial Officer and Treasurer. Since 2012, Mr. Prygocki has served as a consultant to the pharmaceutical and retail industries through his consulting company. Mr. Prygocki’s previous experience includes work at Citigroup, an investment banking firm, in the regulatory reporting division and several years in the audit department of Ernst & Young, LLP. Mr. Prygocki currently serves on the Board of Directors of Clarus Therapeutics, Inc. and is Chairman of its audit committee. Mr. Prygocki also served on the Board of Directors of Revance Therapeutics, Inc. within the last five years. He is certified by the American Institute of Certified Public Accountants. Mr. Prygocki serves on the board of Whispering Hope Ranch Foundation, a non-profit organization that assists children with special needs. Mr. Prygocki holds a B.S. in accounting from Pace University. Our Board of Directors believes that Mr. Prygocki should serve as a director based upon his operating experience and financial expertise in the biopharmaceutical industry, combined with his prior financial and board positions.

Sean Stalfort

Sean Stalfort has served as a member of our Board of Directors since December 2015. Mr. Stalfort is the President of PBM Capital Group, LLC, a private equity investment firm in the business of investing in healthcare and life-science related companies. Mr. Stalfort has been with PBM Capital Group, LLC since May 2010. Prior to joining PBM Capital Group, LLC, Mr. Stalfort was the Executive Vice President for New Business Development/M&A for PBM Products. Mr. Stalfort is also a founding Partner of Octagon Partners and Octagon Finance, historic tax credit real estate companies. Mr. Stalfort is a director of various private healthcare companies. Within the past five years, Mr. Stalfort previously served on the Board of Directors of Dova Pharmaceuticals, Inc. Mr. Stalfort received a B.A. in Business Economics and Political Science from Brown University. Our Board of Directors believes that Mr. Stalfort should serve as a director based upon his years as an investor in healthcare related companies.

Delinquent Section 16(a)

Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, [all Section 16(a) filing requirements were satisfied with respect to fiscal 2019, except for one Form 4 for Glenn Oclassen, which was inadvertently filed late on January 31, 2019.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.verrica.com. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Messrs. Prygocki and Ballaron and Dr. Goldenberg, with Mr. Prygocki serving as chair of the audit committee. Our Board of Directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Our Board of Directors has determined that Mr. Prygocki qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board of Directors has considered Mr. Prygocki’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Stockholder Recommendation of Director Nominees

Our Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: Secretary, Verrica Pharmaceuticals Inc., 10 North High Street, Suite 200, West Chester, Pennsylvania 19380, at least 90 days, but not more than 120 days, prior to the anniversary date of the mailing of our proxy statement for the preceding year’s annual meeting of stockholders. Submissions must include: (1) the name and address of the stockholder on whose behalf the submission is made; (2) the number of our shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name, age, business address and residence address of the proposed candidate; (4) a description of the proposed candidate’s principal occupation or employment; (5) the class and number of shares of each class of capital stock of the corporation which are owned of record and beneficially by such proposed candidate; and (6) such additional information as is required by our bylaws. Each submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected.

Item 11. Executive Compensation

Executive Compensation

Our named executive officers for the year ended December 31, 2019, which consist of our President and Chief Executive Officer and the next two most highly compensated executive officers in 2019, are:

• Ted White

• Joe Bonaccorso

• A. Brain Davis

Summary Compensation Table

The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2018 and 2019 by our named executive officers. Mr. Bonaccorso commenced service with us in 2018 and Mr. Davis commenced service with us in 2019.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Ted White President, Chief Executive Officer and Director	2019 2018	433,333 400,000	— —	775,000 4,367,619	198,000 225,000	34,856 5,583	1,441,189 4,998,202
Joe Bonaccorso(5) Chief Commercial Officer	2019 2018	370,417 315,673	— —	474,765 617,705	149,800 158,300	7,890 5,629	1,017,772 1,097,307
A. Brian Davis(6) Chief Financial Officer	2019	76,923	—	1,227,500	30,822	4,336	1,339,581

(1)

In accordance with SEC rules, these amounts reflect the grant date fair values of the restricted stock units, or RSUs, granted to each of Messrs. White, Bonaccorso and Davis in 2019, calculated in accordance with ASC Topic 718 for stock-based compensation transactions, based on the probable outcome of the vesting conditions of these RSUs as of the grant date. Each RSU represented the contingent right to receive one share of our common stock upon the achievement of certain performance targets, subject to the recipient’s continuous service through the vesting events. As of the grant date, the performance vesting condition was considered not probable of occurring and, as a result, the grant date fair value of the RSUs, for purposes of this table, is $0. Assuming that the performance vesting condition of these RSUs was met as of the grant date, the value of these RSUs would have been $1,178,250 for each of Messrs. White and Bonaccorso and $392,750 for Mr. Davis. The assumptions we used in valuing RSUs are described in Note 2 to our audited financial statements included in this Annual Report on Form 10-K.

(2)

The amounts reflect the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Consistent with the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 9 to our audited financial statements included in this Annual Report on Form 10-K.

(3)

The amounts reflect the portion of each named executive officer’s target bonus paid based on the achievement of our corporate goals, which are discussed further below under “—Narrative to Summary Compensation Table—Annual Bonus.” For Mr. Bonaccorso, his annual bonus for 2018 was prorated based on his start date during 2018. For Mr. Davis, his annual bonus for 2019 was prorated based on his start date during 2019.

(4)	Includes our 401(k) plan matching contributions and life insurance premiums paid by us.

(5)	Mr. Bonaccorso has served as our Chief Commercial Officer since February 2018.

(6)	Mr. Davis has served as our Chief Financial Officer since October 2019.

Outstanding Equity Awards as of December 31, 2019

The following table sets forth certain information about equity awards granted to our named executive officers that remain outstanding as of December 31, 2019:

	Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Ted White	2/12/2018 2/28/2019	362,157 —	362,158(4) 100,000(5)	6.52 11.32	2/11/2028 2/27/2029
						75,000	1,191,750
Joe Bonaccorso	2/12/2018 2/28/2019	46,795 —	55,305(6) 61,260(5)	6.52 11.32	2/11/2028 2/27/2029
						75,000	1,191,750
A. Brian Davis	10/18/2019	—	125,000(7)	14.65	10/18/2029
						25,000	392,750

(1)

All of the option awards granted prior to our initial public offering in June 2018 listed in the table above were granted under our 2013 Equity Incentive Plan and all of the option awards granted following the completion of our initial public offering were granted under our 2018 Equity Incentive Plan.

(2)

These shares represent restricted stock units granted in November 2019, which are subject to performance vesting. The restricted stock units vest 50% upon receipt of regulatory approval of our new drug application for VP-102 for the treatment of molluscum, or the Approval Date, and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

(3)	The market value amount is calculated based on the closing price of our common stock of $15.89 at December 31, 2019.
(4)

The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on December 11, 2018 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date, and subject to full acceleration in the event of a sale event, as defined in the executive’s employment agreement, during such continued service.

(5)

The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on February 28, 2020 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date, and subject to full acceleration in the event of a sale event, as defined in the executive’s employment agreement, during such continued service.

(6)

The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on February 7, 2019 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date, and subject to full acceleration in the event of a sale event, as defined in the executive’s employment agreement, during such continued service.

(7)

The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on October 18, 2020 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date, and subject to full acceleration in the event of a sale event, as defined in the executive’s employment agreement, during such continued service.

Narrative to Summary Compensation Table

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

The Compensation Committee of our Board of Directors has historically determined our executives’ compensation. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers.

Annual Base Salary

We have entered into employment agreements with each of our named executive officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our Compensation Committee in order to compensate our named executive officers for the satisfactory performance of duties to us. The following table presents the annual base salaries for each of our named executive officers for the years indicated. The 2020 base salaries became effective on January 1, 2020 for all of the named executive officers.

Name	2020 Base Salary ($)	2019 Base Salary ($)
Ted White	485,000	440,000
Joe Bonaccorso	395,000	374,500
A. Brian Davis	388,125	375,000

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his or her annual salary. For 2018, the target bonus for Mr. White was 45% of his base salary and the target bonus for Mr. Bonaccorso was 40% of his base salary. For 2019, the target bonus for Mr. White was 45% of his base salary and the target bonus for each of Mr. Davis and Mr. Bonaccorso was 40% of their respective base salaries. For 2020, the target bonus for Mr. White is 50% of his base salary and the target bonus for each of Mr. Bonaccorso and Mr. Davis is 40% of base salary.

To reinforce the importance of integrated and collaborative leadership, our executives’ bonuses have historically been solely based on company performance, and we did not include an individual performance component. For 2018, the corporate performance goals consisted of clinical development, regulatory, commercial readiness, cultural and financial objectives. For 2018, our Compensation Committee determined that the corporate performance goals had been achieved at a 125% level in the aggregate. For 2019, the corporate performance goals consisted of clinical development, regulatory, commercial readiness, cultural and financial objectives. For 2019, our Compensation Committee determined that the corporate performance goals had been achieved at a 100% level in the aggregate. Such amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For Mr. Bonaccorso and Mr. Davis, each of their annual bonus amounts for 2018 and 2019, respectively, shown in the Summary Compensation Table reflects a prorated bonus based on their respective start dates.

Equity-Based Awards

Our equity-based incentive awards granted to our named executive officers are designed to align the interests of our named executive officers with those of our stockholders. Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our initial public offering, we granted all equity awards pursuant to our 2013 Equity Incentive Plan, and following the closing of our initial public offering, we grant all equity awards pursuant to our 2018 Equity Incentive Plan.

In February 2020, in connection with its annual compensation review, our Board of Directors granted options to purchase shares of our common stock to our named executive officers. The shares of common stock subject to the option grants vest as to one-fourth of the shares one year after the date of grant, with the balance of the shares vesting in 36 successive equal monthly installments thereafter, subject to the officer’s service with us as of each such date. Each option had an exercise price of $11.81 per share, the closing price of our common stock on the grant date. The following equity grants were made on February 27, 2020:

Number of Shares
Underlying
Option Grant
Ted White	125,000
Joe Bonaccorso	55,000
A. Brian Davis	55,000

For additional information about equity grants made historically to our named executive officers, please see “—Outstanding Equity Awards as of December 31, 2019” above.

Employment Arrangements and Potential Payments upon Termination of Employment or Change in Control

We have entered into employment agreements with each of our current executive officers.

Mr. White

We entered into an employment agreement with Mr. White, our Chief Executive Officer and President, on December 11, 2017, which was amended and restated on January 10, 2020. Under the terms of the amended and restated agreement, Mr. White is entitled to receive an annual base salary of $440,000 and an annual bonus of up to 45% of his annual base salary based upon our Board of Directors’ assessment of Mr. White’s performance and our attainment of targeted goals as set by the Board of Directors in its sole discretion. In accordance with the original employment agreement, Mr. White was also awarded an option to purchase 724,315 shares of our common stock at an exercise price of $6.52 per share in February 2018 under our 2013 Equity Incentive Plan. 25% of the shares subject to the option vested on December 11, 2018 (the first anniversary of Mr. White’s commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. White’s continued service and subject to full acceleration in the event of a sale event, as defined in Mr. White’s agreement, during such continued service. Pursuant to his amended and restated employment agreement, Mr. White also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Pursuant to the terms of his amended and restated employment agreement, Mr. White’s employment is at will and may be terminated at any time by us or Mr. White. If Mr. White’s employment is terminated by us without cause or by Mr. White for good reason, then Mr. White would be eligible to receive severance benefits. The length of severance benefits that Mr. White would receive depends on (i) when his employment is terminated and (ii) whether or not he is terminated in connection with a change in control.

If Mr. White’s employment is terminated by us without cause or if Mr. White resigns with good reason, then Mr. White would be entitled to 12 months of severance benefits. During the applicable severance period, Mr. White would receive the following severance benefits, less applicable tax withholding:

•	payment of his then-current base salary in accordance with normal payroll procedures for the applicable severance period; and
•	payment or reimbursement of continued health coverage for Mr. White and his dependents under COBRA for the applicable severance period.

If Mr. White’s employment is terminated by us without cause or if Mr. White resigns with good reason, in either case within 12 months following or 1 month prior to the effective date of a change in control, then Mr. White would be entitled to the following severance benefits, less applicable tax withholding:

•	payment of his then-current base salary in accordance with normal payroll procedures for 12 months;
•	payment of a cash severance benefit equal to Mr. White’s annual bonus at the target percentage for the year in which the termination occurs;
•	payment or reimbursement of continued health coverage for Mr. White and his dependents under COBRA for 12 months; and
•	all equity awards owned by Mr. White will automatically vest.

Mr. Bonaccorso

We entered into an employment agreement with Mr. Bonaccorso, our Chief Commercial Officer, in January 2018, which was amended and restated on January 10, 2020. Under the terms of the amended and restated agreement, Mr. Bonaccorso is entitled to receive an annual base salary of $374,500 and an annual bonus of up to 40% of his annual base salary based upon our Board of Directors’ assessment of Mr. Bonaccorso’s performance and our attainment of targeted goals as set by the Board of Directors in their sole discretion. In connection with his original employment agreement, Mr. Bonaccorso was also awarded an option to purchase 102,100 shares of common stock at an exercise price of $6.52 per share in February 2018 under our 2013 Equity Incentive Plan. 25% of the shares subject to the option vested on February 7, 2019 (the first anniversary of Mr. Bonaccorso’s commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Bonaccorso’s continued service and subject to full acceleration in the event of a sale event, as defined in Mr. Bonaccorso’s agreement, during such continued service. Pursuant to his amended and restated employment agreement, Mr. Bonaccorso also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Pursuant to the terms of his amended and restated employment agreement, Mr. Bonaccorso’s employment is at will and may be terminated at any time by us or Mr. Bonaccorso. If Mr. Bonaccorso’s employment is terminated by us without cause or by Mr. Bonaccorso for good reason, then Mr. Bonaccorso would be eligible to receive severance benefits. The length of severance benefits that Mr. Bonaccorso would receive depends on (i) when his employment is terminated and (ii) whether or not he is terminated in connection with a change in control.

If Mr. Bonaccorso’s employment is terminated by us without cause or if Mr. Bonaccorso resigns with good reason on or before February 7, 2020, then he would be entitled to six months of severance benefits and if it occurs after February 7, 2020, then Mr. Bonaccorso would be entitled to 12 months of severance benefits. During the applicable severance period, Mr. Bonaccorso would receive the following severance benefits, less applicable tax withholding:

•	payment of his then-current base salary in accordance with normal payroll procedures for the applicable severance period; and
•	payment or reimbursement of continued health coverage for Mr. Bonaccorso and his dependents under COBRA for the applicable severance period.

If Mr. Bonaccorso’s employment is terminated by us without cause or if Mr. Bonaccorso resigns with good reason, in either case within 12 months following or 1 month prior to the effective date of a change in control, then Mr. Bonaccorso would be entitled to the following severance benefits, less applicable tax withholding:

•	payment of his then-current base salary in accordance with normal payroll procedures for 12 months;
•	payment of a cash severance benefit equal to Mr. Bonaccorso’s annual bonus at the target percentage for the year in which the termination occurs;
•	payment or reimbursement of continued health coverage for Mr. Bonaccorso and his dependents under COBRA for 12 months; and

•	all equity awards owned by Mr. Bonaccorso will automatically vest.

A. Brian Davis

We entered into an employment agreement with Mr. Davis, our Chief Financial Officer, in October 2019. Under the terms of the amended and restated agreement, Mr. Davis is entitled to receive an annual base salary of $375,000 and an annual bonus of up to 40% of his annual base salary based upon our Board of Directors’ assessment of Mr. Davis’ performance and our attainment of targeted goals as set by the Board of Directors in their sole discretion. In connection with his employment agreement, Mr. Davis was also awarded an option to purchase 125,000 shares of our common stock at an exercise price of $14.65 per share in October 2019 under our 2018 plan. 25% of the shares subject to the option vest on October 18, 2020 (the first anniversary of Mr. Davis’ commencement of employment) and the remaining shares vest in 36 equal monthly installments thereafter, subject to Mr. Davis’ continued service. The option is subject to full acceleration in the event of a change in control, as defined in Mr. Davis’ agreement, during such continued service. Pursuant to his employment agreement, Mr. Davis also entered into a confidentiality, inventions assignment, non-competition and non-solicitation agreement with us.

Pursuant to the terms of his employment agreement, Mr. Davis’ employment is at will and may be terminated at any time by us or Mr. Davis. If Mr. Davis’ employment is terminated by us without cause or by Mr. Davis for good reason, then Mr. Davis would be eligible to receive severance benefits. The length of severance benefits that Mr. Davis would receive depends on (i) when his employment is terminated and (ii) whether or not he is terminated in connection with a change in control.

If Mr. Davis’ employment is terminated by us without cause or if Mr. Davis resigns with good reason, an Involuntary Termination, on or before October 18, 2020, then he would be entitled to zero months of severance benefits. If an Involuntary Termination occurs after October 18, 2020 and on or before October 18, 2021, then Mr. Davis would be entitled to 6 months of severance benefits. If an Involuntary Termination occurs after October 18, 2021, then Mr. Davis would be entitled to 12 months of severance benefits. During the applicable severance period, Mr. Davis would receive the following severance benefits, less applicable tax withholding:

•	payment of his then-current base salary in accordance with normal payroll procedures for the applicable severance period; and
•	payment or reimbursement of continued health coverage for Mr. Davis and his dependents under COBRA for the applicable severance period.

If Mr. Davis’ employment is terminated by us without cause or if Mr. Davis resigns with good reason, in either case within 12 months following or 1 month prior to the effective date of a change in control, then Mr. Davis would be entitled to the following severance benefits, less applicable tax withholding:

•	payment of his then-current base salary in accordance with normal payroll procedures for 12 months;
•	payment of a cash severance benefit equal to Mr. Davis’ annual bonus at the target percentage for the year in which the termination occurs;
•	payment or reimbursement of continued health coverage for Mr. Davis and his dependents under COBRA for 12 months; and
•	all equity awards owned by Mr. Davis will automatically vest.

Retirement Benefits and Other Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension, retirement or deferred compensation plan sponsored by us during 2019 other than our 401(k) plan described below. Our named executive officers were eligible to participate in our employee benefits, including health insurance and group life insurance benefits, on the same basis as our other employees. We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code, which our named executive officers are eligible to participate in on the same basis as our other employees. Until December 31, 2019, we provided an automatic matching contribution of $0.50 per $1.00 of employee contribution in the 401(k)

plan up to a maximum of 4% of employee deferral. Effective January 1, 2020, participants may elect to make both pre- and post-tax contributions to their accounts in the 401(k) plan, and we match 100% of those contributions up to 4% of employee deferral. We generally do not provide perquisites or personal benefits, and we did not provide any perquisites or personal benefits to our named executive officers in 2019 other than those provided to all employees.

Equity Incentive Plans

2018 Equity Incentive Plan

In June 2018, our Board of Directors adopted and approved the 2018 Equity Incentive Plan, or the 2018 Plan, which amended and restated our prior 2013 Equity Incentive Plan, or the 2013 Plan and became effective in connection with the IPO pricing on June 14, 2018. Prior to the effectiveness of the 2018 Plan, the 2013 Plan provided for the grant of share-based awards to our employees, directors and consultants. As a result of the effectiveness of the 2018 Plan, no further grants can be made under the 2013 Plan. Our 2018 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Code to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our 2018 Plan also provides for the grant of performance cash awards to our employees, consultants and directors.

Authorized Shares

We initially reserved 3,738,199 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 each year, for a period of ten years, through January 1, 2028, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. As of December 31, 2019, 2,199,325 shares were available for grant under the 2018 Plan.

Shares issued under our 2018 Plan may be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our 2018 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our 2018 Plan. Additionally, shares issued pursuant to stock awards under our 2018 Plan that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under our 2018 Plan.

Administration

Our Board of Directors, or a duly authorized committee thereof, has the authority to administer our 2018 Plan. Our Board of Directors has delegated its authority to administer our 2018 Plan to our compensation committee under the terms of the compensation committee’s charter. Our Board of Directors may also delegate to one or more of our officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of shares of our common stock to be subject to such stock awards. Subject to the terms of our 2018 Plan, the administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under our 2018 Plan.

The administrator has the power to modify outstanding awards under our 2018 Plan. Subject to the terms of our 2018 Plan, the administrator has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration or take any other action that is treated as a repricing under GAAP with the consent of any adversely affected participant.

Performance Awards

Our 2018 Plan permits the grant of performance-based stock and cash awards. Our compensation committee can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of specified pre-established performance goals during a designated performance period.

Corporate Transactions

Our 2018 Plan provides that in the event of a specified corporate transaction, including without limitation a consolidation, merger or similar transaction involving our company, the sale, lease or other disposition of all or substantially all of the assets of our company or the consolidated assets of our company and our subsidiaries, or a sale or disposition of at least 50% of the outstanding capital stock of our company, the administrator will determine how to treat each outstanding equity award. The administrator may:

•	arrange for the assumption, continuation or substitution of a stock award by a successor corporation;

•	arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;

•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•	arrange for the lapse, in whole or in part, of any reacquisition or repurchase right held by us; or

•	cancel the stock award prior to the transaction in exchange for a cash payment, which may be reduced by the exercise price payable in connection with the stock award.

The administrator is not obligated to treat all equity awards or portions of equity awards, even those that are of the same type, in the same manner. The administrator may take different actions with respect to the vested and unvested portions of an equity award.

Change of Control

The administrator may provide, in an individual award agreement or in any other written agreement between us and the participant, that the equity award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. In the absence of such a provision, no such acceleration of the award will occur.

Plan Amendment or Termination

Our Board of Directors has the authority to amend, suspend or terminate our 2018 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No incentive stock options may be granted after the tenth anniversary of the date our Board of Directors adopted our 2018 Plan.

2013 Equity Incentive Plan

General

Our Board of Directors adopted and our stockholders approved our 2013 Plan, in August 2013. We have subsequently amended our 2013 Plan, with the most recent amendment approved by our Board of Directors on February 20, 2018, the purpose of which was to increase the number of shares available for issuance under our 2013

Plan. Our stockholders approved this recent amendment on February 22, 2018. Our 2013 Plan terminated in connection with our adoption of our 2018 Plan; however, awards outstanding under our 2013 Plan continue in full effect in accordance with their existing terms.

Administration

Our Board of Directors has administered our 2013 Plan since its adoption, however, following this offering, the compensation committee of our Board of Directors will generally administer our 2013 Plan. Our Board of Directors has full authority and discretion to make any determinations and take any actions it deems necessary or advisable for the administration of our 2013 Plan. Our Board of Directors may institute the terms and conditions of any program under which outstanding awards are surrendered or cancelled in exchange for awards of the same type, awards of a different type and/or cash, participants would have the opportunity to transfer any outstanding awards to a financial institution or other person or entity selected by the Board of Directors and/or the exercise price of an outstanding award is reduced or increased.

Types of Awards

Our 2013 Plan provided for the grant of restricted shares, incentive stock options, stock appreciation rights and restricted stock units to employees, members of our Board of Directors and consultants. Incentive stock options could only be granted to employees.

Options

The exercise price of options granted under our 2013 Plan could not be less than 100% of the fair market value of our common stock on the grant date. Options expire at the time determined by the administrator, but in no event more than ten years after they are granted, and generally expire earlier if the optionee’s service terminates.

Corporate Transactions

In the event of a merger or certain specified change in control transactions, each outstanding stock award will be treated as the plan administrator determines without a participant’s consent, including providing that:

•

stock awards will be assumed, or substantially equivalent stock awards will be substituted, by the acquiring or succeeding entity with appropriate adjustments as to the number and kind of shares and prices;

•	upon written notice to the participant, that the participant’s stock awards will terminate upon or immediately prior to the consummation of the merger or change in control;

•

outstanding stock awards will vest and become exercisable or payable, or restrictions applicable to the stock awards will lapse, in whole or in part, prior to or upon consummation of the merger or change in control, and to the extent determined by the plan administrator, the stock awards will terminate upon or immediately prior to the merger or change in control;

•

the stock award will terminate in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of the stock award or realization of the participant’s rights with respect to the stock award as of the date of the occurrence of the transaction (including termination for no payment if no amount would have been attained upon exercise of the stock award or realization of the participant’s rights with respect to the stock award), or the replacement of the stock award with other rights or property selected by the plan administrator in its sole discretion; or

•	any combination of the foregoing.

Our plan administrator is not obligated to treat all stock awards, all stock awards held by a participant, or all stock awards of the same type, in the same manner.

In addition, if the successor entity does not assume or substitute for the stock awards or portion thereof, the participant will fully vest in and have the right to exercise all of his or her outstanding stock awards and all restrictions on outstanding stock awards will lapse, and, with respect to stock options, the plan administrator will notify the participant that the stock options will be exercisable for a period of time as determined by the plan administrator, and will terminate upon the expiration of that period if not exercised. For this purpose, a stock award will be considered assumed if, following the merger or change in control, the stock award provides the right to purchase or receive, for each share subject to the stock award immediately before the merger or change in control, the consideration (including cash, stock or other securities or property) received in the merger or change in control by holders of our common stock generally. If the consideration to be received by the holders of our common stock is not solely common stock of the successor entity or its parent, however, the plan administrator may, with the consent of the successor entity, provide for the consideration to be received upon the exercise or payout of a stock award to be solely common stock of the successor entity or its parent equal in fair market value to the per share consideration received by holders of our common stock in the merger or change in control.

Under the 2013 Plan, a change in control is generally the occurrence of (1) a change in the ownership of our company that occurs on the date that any one person, or more than one person acting as a group, acquires stock of our company that, together with the stock held by the person or group, constitutes more than 50% of the total voting power of our stock, but excluding any change in the ownership of our stock as a result of a private financing that is approved by our Board of Directors; (2) a change in effective control of our company that occurs on the date that a majority of the members of our Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our Board of Directors prior to the date of the appointment or election, provided that if any individual or group is already in effective control of our company, the acquisition of additional control by the same individual or group will not be considered a change in control; or (3) a change in the ownership of a substantial portion of our assets which occurs on the date that any individual or group acquires (or has acquired during the previous twelve month period ending on the date of the most recent acquisition) assets of our company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately before the acquisition or acquisitions.

Changes in Capitalization

In the event of any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities of our company or other change in our corporate structure affecting shares of common stock, our Board of Directors, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2013 Plan, will adjust the number and class of shares of stock that may be delivered under the 2013 Plan and/or the number, class, and price of shares of stock covered by each outstanding award.

Transferability

A participant generally may not transfer stock awards under our 2013 Plan other than by will, the laws of descent and distribution, or as otherwise provided under our 2013 Plan.

Plan Amendment or Termination

Our Board of Directors has the authority to amend the 2013 Plan, provided that such action does not impair the existing rights of any participant without such participant’s written consent. As a result of the effectiveness of the 2018 Plan, our 2013 Plan terminated; however, awards outstanding under our 2013 Plan continue in full effect in accordance with their existing terms.

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2019 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Paul B. Manning	—	—	—
Craig Ballaron	25,000	110,263	135,262
Gary Goldenberg	55,000	127,648	182,648
Mark Prygocki	60,000	180,854	240,854
Sean Stalfort	—	—	—
Glenn Oclassen(3)	55,000	79,112	134,112
07620000(1)

The amounts reported do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to our non-employee directors during the fiscal year ended December 31, 2019, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note [9] to our audited financial statements included in this report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee directors who have received options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.

(2)

As of December 31, 2019, the estate of Mr. Oclassen, Mr. Prygocki, Mr. Ballaron and Dr. Goldenberg held options to purchase 10,208, 23,336, 17,502, 23,336 shares of our common stock, respectively. None of our other non-employee directors held options to purchase shares of our common stock as of December 31, 2019. None of our non-employee directors held stock awards as of December 31, 2019.

(3)	Mr. Oclassen served on the Board of Directors until his death in November 2019.

Non-Employee Director Compensation Policy

Our Board of Directors adopted a non-employee director compensation policy that became effective in June 2018 in connection with our initial public offering. Pursuant to our policy, each of our directors who is not an employee of our company or affiliated with an entity that beneficially owns 5% or more of our outstanding shares of common stock are eligible to receive compensation for service on our Board of Directors and committees of our Board of Directors. Mr. Ballaron, Mr. Prygocki and Dr. Goldenberg are eligible directors and Mr. Oclassen was also an eligible director during 2019.

Each eligible director receives an annual cash retainer of $40,000 for serving on our Board of Directors. The chairperson of each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are entitled an additional annual cash retainer of $10,000. The members of each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors, who are not the chairpersons of such committees, are entitled an additional annual cash retainer of $5,000. All annual cash compensation amounts will be payable in equal quarterly installments in advance within the first 30 days of each quarter in which the service will occur.

In addition, each new eligible director who joins our Board of Directors will be granted a non-statutory stock option to purchase 17,502 shares of common stock under our 2018 Plan, with one-third of the shares vesting on the first anniversary of the date of grant and the remaining shares vesting in 24 equal monthly installments thereafter, subject to continued service as a director through the applicable vesting date.

On the date of each annual meeting of our stockholders, each eligible director who continues to serve as a director of our company following the meeting will be granted a non-statutory stock option to purchase 5,834 shares of our common stock under our 2018 Plan, vesting in 12 equal monthly installments following the grant date and in any event will be fully vested on the date of the next annual meeting of our stockholders, subject to continued service as a director though the applicable vesting date.

Each option awarded to eligible directors under the non-employee director compensation policy is subject to accelerated vesting upon a Change in Control (as defined in the 2018 Plan). The exercise price per share of each stock option granted under the non-employee director compensation policy is equal to the closing price of our common stock on the Nasdaq Global Market on the date of grant. Each stock option has a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s continuous service with us (provided that upon a termination of service other than for death, disability or cause, the post-termination exercise period will be 12 months from the date of termination).

Compensation Committee

We have a separately designated standing Compensation Committee. Our Compensation Committee is currently composed of three directors: Mr. Ballaron, Mr. Prygocki and Dr. Goldenberg. Mr. Ballaron, Mr. Prygocki and Dr. Goldenberg are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors,” as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Our Board of Directors has determined that Messrs. Ballaron and Prygocki and Dr. Goldenberg are “independent” as defined under the applicable Nasdaq listing standards, including the standards specific to members of a compensation committee.

We believe that the composition and functioning of our compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and Nasdaq rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2019 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

The percentage ownership information shown is based upon 25,786,330 shares of common stock outstanding as of December 31, 2019. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are exercisable on or before February 29, 2020, which is 60 days after December 31, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Except as otherwise noted below, the address for persons listed in the table is c/o Verrica Pharmaceuticals Inc., 10 North High Street, Suite 200, West Chester, Pennsylvania 19380.

	Number of	Percentage of
Name of Beneficial Owner	Shares Beneficially Owned	Shares Beneficially Owned
5% or greater stockholders:
Entities affiliated with Paul B. Manning(1)	9,643,247	37.4%
Perceptive Life Sciences Master Fund, Ltd.(2)	3,410,412	13.2%
OrbiMed Private Investments VI, LP(3)	1,479,733	5.7%
Matt Davidson(4)	2,473,160	9.6%
Named executive officers and directors:
Ted White(5)	424,642	1.6%
Paul B. Manning(1)	9,643,247	37.4%
Sean Stalfort(6)	430,860	1.7%
Mark Prygocki(7)	13,611	*
Gary Goldenberg(8)	13,611	*
Craig Ballaron	—	—
Joe Bonaccorso(9)	67,365	*
A. Brian Davis	—	—
All current executive officers and directors as a group (10 persons)(10)	10,675,986	41.3%

* Represents beneficial ownership of less than 1%
(1)

This information has been obtained from a Form 4 filed on February 3, 2020 by Paul B. Manning. Consists of: (a) 7,754,783 shares of common stock held directly by Paul B. Manning; (b) 324,611 shares of common stock held by Paul and Diane Manning, JTWROS; (c) 256,634 shares of common stock held by PBM Capital Investments, LLC (“PBMCI”); and (d) 1,307,219 shares of common stock held by BKB Growth Investments, LLC (“BKB”). Mr. Manning is a co-manager of BKB and has sole voting and investment power with respect to the shares held by BKB. Mr. Manning is President and CEO of PBMCI and has sole voting and investment power with respect to the shares held by PBMCI. The business address for BKB, PBMCI and Mr. Manning is 200 Garrett Street, Suite S, Charlottesville, VA 22902.

(2)

This information has been obtained from a Schedule 13G/A filed on February 14, 2020 by entities and individuals associated with Perceptive Advisors LLC (“Perceptive Advisors”). Consists of 3,410,412 shares of common stock held by Perceptive Advisors. The address of Perceptive Advisors is 51 Astor Place, 10th Floor, New York. New York 10016.

(3)

This information has been obtained from a Schedule 13G filed on June 19, 2018 by entities and individuals associated with OrbiMed Private Investments VI, LP. Consists of 1,479,733 shares of common stock issuable upon conversion of preferred stock held by OrbiMed Private Investments VI, LP, or OPI VI. OrbiMed Capital GP VI LLC, or GP VI, is the sole general partner of OPI VI. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VI. By virtue of such relationships, GP VI and OrbiMed Advisors may be deemed to have voting and investment power with respect to the shares held by OPI VI and as a result may be deemed to have beneficial ownership of such shares. Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein. The address of these entities is 601 Lexington Avenue, 54th floor, New York, New York 10022.

(4)	This information has been obtained from a Schedule 13G filed on January 30, 2020 and consists of 2,473,160 shares of common stock held by Mr. Davidson.

(5)	Consists of (a) 7,305 shares of common stock held by Mr. White and (b) 417,337 shares of common stock issuable upon the exercise of options.
(6)	Consists of 430,860 shares of common stock held by Mr. Stalfort.
(7) (8) (9)

Consists of 13,611 shares of common stock issuable upon the exercise of options held by Mr. Prygocki.

Consists of 13,611 shares of common stock issuable upon the exercise of options held by Dr. Goldenberg

Consists of (a) 1,000 shares of common stock held by Mr. Bonaccorso and (b) 66,365 shares of common stock issuable upon the exercise of options.

(10)	Consist of (a) 10,082,412 shares of common stock and (b) 593,574 shares of common stock issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2019.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	2,214,545	$7.90	2,199,325
Equity compensation plans not approved by security holders
Total	2,214,545	$7.90	2,199,325

(1)

Includes 300,000 shares issuable upon the settlement of restricted stock units without consideration. The weighted average exercise price of the outstanding options and rights other than these restricted stock units is $9.14 per share. There are no warrants outstanding under our equity compensation plan. Includes shares issuable upon exercise of outstanding options under our 2013 Plan and 2018 Plan.

(2)

Consists of shares available under the 2018 Plan as of December 31, 2019. On January 1 of each year, the number of shares reserved under the 2018 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or a lesser number of shares as may be determined by our Board of Directors. An additional 1,036,485 shares were added to the number of available shares under the 2018 Plan, effective January 1, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2018 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Other than described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Non-Executive Director Compensation.”

Participation in our Initial Public Offering

In our initial public offering in June 2018, certain of our directors, executive officers and 5% stockholders and their affiliates purchased an aggregate of 1,511,500 shares of our common stock. Each of those purchases was made through the underwriters at the initial public offering price of $15.00 per share. The following table sets forth the aggregate number of shares of our common stock that these 5% stockholders and their affiliates purchased in our initial public offering:

Purchaser	Shares of Common Stock

Entities affiliated with Paul B. Manning	300,000

Perceptive Life Sciences Master Fund, Ltd.	1,000,000

OrbiMed Private Investments VI, LP	200,000

Ted White	4,500

Linda Palczuk	3,000

Joe Bonaccorso	1,000

Chris Degnan	3,000

Sales of Series C Convertible Preferred Stock

In February 2018, we sold an aggregate of 4,386,926 shares of our Series C convertible preferred stock at a price of $4.559 per share for aggregate gross proceeds of $20 million, including 2,193,463 shares that were sold to Perceptive Life Sciences Master Fund, Ltd., a beneficial owner of more than 5% of our capital stock, for a purchase price of $10 million and 2,193,463 shares of which were sold to OrbiMed Private Investments VI, LP, a beneficial owner of more than 5% of our capital stock, for a purchase price of $10 million. In March 2018, we sold an additional 219,341 shares to certain other investors, for a purchase price of $1 million, including 29,611 shares that were sold to PBM Capital Group, LLC, an affiliate of PBM VP Holdings, LLC. Of the shares acquired by PBM Capital Group, LLC, 3,948 were sold to an unrelated third party and 25,663 shares were distributed to certain Co-Investors. Each share of Series C convertible preferred stock converted into 0.583 shares of common stock upon the closing of our initial public offering.

Investors’ Rights Agreement

In connection with the sales of convertible preferred stock described above, we entered into an investors’ rights agreement with the holders of preferred stock. The provisions of the investors’ rights agreement other than those relating to registration rights terminated upon the closing of our initial public offering.

Services Agreement with PBM Capital Group, LLC

In December 2015, we entered into a services agreement (the “SA”) with PBM Capital Group, LLC, an entity controlled by Paul B. Manning, one of our directors, to engage PBM Capital Group, LLC for certain scientific and technical, accounting, operations and back office support services. The management fee was $2,500 per month.

In March 2018, we entered into an amendment to the SA with PBM Capital Group, LLC effective as of April 1, 2018, which extended the term of the SA until March 31, 2019 and increased the management fee we are obligated to pay to PBM Capital Group, LLC to $50,000 per month. The SA, as amended, provides for termination by us with 30 days advance notice or a mutually agreed upon effective date for transition as individual services are cancelled with a corresponding reduction in the monthly management fee. Pursuant to the SA, we paid $457,500 to PBM Capital Group, LLC during the year ended December 31, 2018. On January 1, 2019 and October 1, 2019 the SA was further amended to reduce the monthly management fee to $26,333 and $5,000, respectively, as a result of a reduction in services provided by PBM Capital Group, LLC. During the year ended December 31, 2019 and 2018, we paid $252,000 and $457,000, respectively, to PBM Capital Group, LLC.

Transition Agreement with Dr. Davidson

Pursuant to a transition agreement entered into effective as of May 31, 2018 between us and Dr. Davidson, Dr. Davidson resigned from his position as our Chief Scientific Officer and from our Board of Directors effective upon our initial public offering. Upon Dr. Davidson’s resignation, and pursuant to the terms of the transition agreement, Dr. Davidson became entitled to certain benefits, including: (i) the opportunity to continue to provide services to us, in the capacity of a consultant, pursuant to an agreed-upon consulting agreement; (ii) costs of COBRA premiums for Dr. Davidson and his covered dependents for up to 12 months after his resignation; and (iii) the opportunity to serve on our scientific advisory board for one year or, if longer, the term of his consulting agreement. The benefits provided to Dr. Davidson under the transition agreement have been provided to Dr. Davidson in exchange for his agreeing to a standard release of claims in favor of us.

In his role as a consultant, Dr. Davidson provides general transition and consulting services to us until the earlier of the date that the FDA approves or rejects the NDA for VP-102 or the date that Dr. Davidson’s restricted shares are fully vested. Under the terms of the transition agreement, the shares of restricted common stock that Dr. Davidson currently owns will continue to vest in accordance with their terms during the consulting period; provided, however, that if we terminate the consulting agreement due to a material breach by Dr. Davidson, any unvested stock would be forfeited, or alternatively, if we terminate such agreement for any other reason other than due to a material breach by Dr. Davidson or if Dr. Davidson terminates such agreement due to material breach by us, any unvested stock will become fully vested.

For the first year of the consulting period, Dr. Davidson received a monthly consulting fee of $29,375 for his performance of transition services. Dr. Davidson now receives $300 per hour for each additional hour of consulting services he provides. During the years ended December 31, 2019 and 2018, Dr. Davidson did not receive any payments pursuant to the transition agreement.

During the consulting period, Dr. Davidson has agreed to refrain from competitive activities with us, including activities involving certain products that include cantharidin or certain other molecules and any reasonably related medicinal chemistry derivatives or analogs thereof, or any products being developed for the treatment of any of the following indications for which we are currently developing or considering: molluscum, common warts, plantar warts, subungual warts, flat warts, actinic keratosis, genital warts and seborrheic keratosis.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Related-Person Transactions Policy and Procedures

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-

person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board of Directors, will take into account the relevant available facts and circumstances including:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board of Directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board of Directors, determines in the good faith exercise of its discretion.

Independence of the Board of Directors

Our Board of Directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our Board of Directors determined that Mr. Ballaron, Mr. Prygocki and Dr. Goldenberg, representing three of our six directors, are “independent directors” as defined under current rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. Our Board of Directors also determined that Mr. Oclassen, who served on our Board of Directors until he passed away in November 2019, was an “independent director” as defined under current rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.  In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence.  There are no family relationships among any of our directors or executive officers.

As a result of Mr. Oclassen’s death, we are currently not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b)(1) regarding the composition of our board of directors because a majority of the board is not comprised of “independent directors.” We are relying on the cure periods set forth in Listing Rule 5605(b)(1)(A) of the Nasdaq Listing Rules with respect to the composition of our board of directors.

We expect to regain compliance with Listing Rule 5605 prior to the expiration of the cure period provided by Nasdaq.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees for professional services rendered to us for the years ended December 31, 2019 and 2018 by KPMG LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2019	2018

Audit Fees(1)	$325,000	$640,000

Total Fees	$325,000	$640,000

(1)

Audit fees for the fiscal years ended December 31, 2019 and 2018 include fees in connection with services rendered for the audit and quarterly review of our financial statements filed with the SEC on Form 10-K and 10-Q in addition to professional services related to financial procedures performed in connection with securities offerings..

There were no audit-related, tax or other fees for the years ended December 31, 2019 and 2018.

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditors, KPMG LLP. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

All of the services of KPMG LLP for the years ended December 31, 2019 and 2018 described above were pre-approved in accordance with the Audit Committee pre-approval policy.

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

4.1	Description of Verrica Pharmaceuticals Inc. Common Stock.

10.1

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 20, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.2+

2013 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.3+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.4+

2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.5+

Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice, and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.6+

Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.7

Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of December 2, 2015, as amended on March 29, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.8+

Advisor Agreement, by and between the Registrant and Glenn Oclassen, dated as of August 7, 2014 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.9+

Restricted Stock Purchase Agreement, by and between the Registrant and Glenn Oclassen, dated as of August 7, 2014, as amended on January 31, 2018 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.10

Sublease Agreement, by and between Therakos, Inc. and the Registrant, dated as of April 9, 2018 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.11+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.12+

Transition Agreement, by and between the Registrant and Matt Davidson, effective as of May 31, 2018 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.13#

Supply Agreement, by and between the Registrant and Funing County Development Brucea Javanica Professional Cooperatives, dated as of July 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 7, 2018)

10.14

Second Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 7, 2019).

10.15

Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 1, 2019).

10.16+

Employment Agreement, by and between the Registrant and A. Brian Davis, dated as of October 18, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 6,2019).

10.17

Third Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of October 1, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 6, 2019).

10.18+	Amended and Restated Employment Agreement, by and between the Registrant and Ted White, dated as of January 10, 2020.

10.19+	Amended and Restated Employment Agreement, by and between the Registrant and Joe Bonaccorso, dated as of January 10, 2020.

10.20+	Amended and Restated Employment Agreement, by and between the Registrant and Patrick Burnett, dated as of January 10, 2020.

23.1	Consent of KPMG LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

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

VERRICA PHARMACEUTICALS INC.

	By:	/s/ Ted White
March 13, 2020		Ted White President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted White and A. Brian Davis, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Verrica Pharmaceuticals Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted White Ted White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2020

/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020

/s/ Paul B. Manning Paul B. Manning	Chairman of the Board of Directors	March 13, 2020

/s/ Sean Stalfort Sean Stalfort	Director	March 13, 2020

/s/ Craig Ballaron Craig Ballaron	Director	March 13, 2020

/s/ Mark Prygocki Mark Prygocki	Director	March 13, 2020

/s/ Gary Goldenberg Gary Goldenberg	Director	March 13, 2020