Form 10-Q
period 2020-03-31
Verrica Pharmaceuticals Inc.
filed 2020-05-07
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38529

Verrica Pharmaceuticals Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3137900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 North High Street, Suite 200 West Chester, PA	19380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 453-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VRCA	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

As of May 4, 2020, the registrant had 25,814,493 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$54,486	$9,241
Marketable securities	33,896	52,776
Prepaid expenses and other assets	2,265	2,966
Total current assets	90,647	64,983
Property and equipment, net	2,375	2,090
Operating lease right-of-use asset	45	111
Other non-current assets	1,375	1,240
Total assets	$94,442	$68,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,103	$1,185
Accrued expenses and other current liabilities	2,066	2,036
Operating lease liability	133	130
Total current liabilities	3,302	3,351
Operating lease liability	23	58
Long-term debt, net	34,434	—
Other liabilities	75	—
Total liabilities	37,834	3,409
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 25,919,637 shares issued and 25,814,493 shares outstanding as of March 31, 2020 and 25,912,137 shares issued and 25,786,330 shares outstanding as of December 31, 2019	3	3
Treasury stock, at cost, 105,144 shares as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	127,599	126,594
Subscription receivable	—	(410)
Accumulated deficit	(71,014)	(61,192)
Accumulated other comprehensive gain	20	20
Total stockholders’ equity	56,608	65,015
Total liabilities and stockholders’ equity	$94,442	$68,424

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,892	$4,487
General and administrative	4,988	3,539
Total operating expenses	9,880	8,026
Loss from operations	(9,880)	(8,026)
Other income (expense):
Interest income	278	547
Interest expense	(220)	—
Total other income	58	547
Net loss	$(9,822)	$(7,479)

Net loss per share, basic and diluted	$(0.39)	$(0.30)
Weighted average common shares outstanding, basic and diluted	24,964,167	24,857,771

Net loss	$(9,822)	$(7,479)
Other comprehensive gain:
Unrealized gain on marketable securities	—	28
Comprehensive loss	$(9,822)	$(7,451)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2020	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015
Repayment of subscription receivable	—	—	—	410	—	—	—	—	410
Stock-based compensation	—	—	998	—	—	—	—	—	998
Exercise of stock options	7,500	—	7	—	—	—	—	—	7
Net loss	—	—	—	—	(9,822)	—	—	—	(9,822)
March 31, 2020	25,919,637	$3	$127,599	$—	$(71,014)	105,144	$—	$20	$56,608

January 1, 2019	25,809,900	$3	$122,526	$—	$(33,083)	105,144	$—	$(17)	$89,429
Stock-based compensation	—	—	780	—	—	—	—	—	780
Exercise of stock options	3,729	—	3	—	—	—	—	—	3
Net loss	—	—	—	—	(7,479)	—	—	—	(7,479)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	28	28
Adoption of ASU 2018-07 (See Note 2)	—	—	(98)	—	98	—	—	—	—
March 31, 2019	25,813,629	$3	$123,211	$—	$(40,464)	105,144	$—	$11	$82,761

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,822)	$(7,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	998	780
Accretion of discounts on marketable securities	(93)	(359)
Depreciation expense	14	11
Non cash interest expense	65	—
Reduction in operating lease right-of-use asset	66	29
Changes in operating assets and liabilities:
Prepaid expenses and other assets	701	(46)
Other receivable - related party	—	(6)
Accounts payable	(82)	215
Accrued expenses and other current liabilities	279	4
Accounts payable and accrued expenses - related party	—	(38)
Operating lease liability	(32)	(28)
Net cash used in operating activities	(7,906)	(6,917)
Cash flows from investing activities
Sales and maturities of marketable securities	24,355	42,365
Purchases of marketable securities	(5,382)	(21,295)
Purchases of property and equipment	(699)	—
Net cash provided by investing activities	18,274	21,070
Cash flows from financing activities
Proceeds from exercise of stock options	7	3
Proceeds from issuance of debt, net	34,460	—
Repayment of subscription receivable	410	—
Net cash provided by financing activities	34,877	3
Net increase in cash and cash equivalents	45,245	14,156
Cash and cash equivalents at the beginning of the period	9,241	10,271
Cash and cash equivalents at the end of the period	$54,486	$24,427

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$333	$285
Debt discount costs included in accrued expense at period end	$125	$—

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, the Company had an accumulated deficit of $71.0 million.

Since inception, the Company has financed its operations through sales of convertible preferred stock and the sale of common stock in the Company’s initial public offering, with aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million and the issuance of debt with aggregate gross proceeds of $35.0 million and net proceeds of $34.5 million. As of March 31, 2020, the Company had cash, cash equivalents and marketable securities of $88.4 million.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. Management believes the financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company has decided to delay the initiation of its Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as its planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts until conditions are appropriate.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded an operating lease right-of-use asset of $304,000 and an operating lease liability of $306,000 and eliminated deferred rent of $2,000. See Note 6 for additional information.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance as of January 1, 2020 did not have an impact on the financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance becomes effective for the Company in the year ending December 31, 2020. The adoption of this guidance as of January 1, 2020 did not have an impact on the financial statements.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of March 31,
	2020	2019
Shares issuable upon exercise of stock options	2,563,674	2,051,725
Non-vested shares under restricted stock grants	1,148,859	848,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,718	$40	$—	$6,758
Commercial paper	17,859	—	(14)	17,845
Asset-backed securities	9,299	—	(6)	9,293
Total marketable securities	$33,876	$40	$(20)	$33,896

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,397	$3	$—	$7,400
Commercial paper	31,913	7	(1)	31,919
Asset-backed securities	13,446	11	—	13,457
Total marketable securities	$52,756	$21	$(1)	$52,776

Unrealized gains and losses on marketable securities are recorded as a separate component of accumulated other comprehensive gain included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive loss on a specific identification basis. There were no marketable securities with a maturity of greater than one year for either period presented. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$6,758	$—	$—	$6,758
Commercial paper	—	17,845	—	17,845
Asset-backed securities	—	9,293	—	9,293
Total assets	$6,758	$27,138	$—	$33,896

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$7,400	$—	$—	$7,400
Commercial paper	—	31,919	—	31,919
Asset-backed securities	—	13,457	—	13,457
Total assets	$7,400	$45,376	$—	$52,776

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2020	2019
Leasehold improvements	$68	$68
Office furniture and fixtures	48	48
Office equipment	31	31
Construction in process	2,326	2,027
	2,473	2,174
Accumulated depreciation	(98)	(84)
Total property and equipment, net	$2,375	$2,090

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Compensation and related costs	$577	$1,195
Clinical trials and drug development	527	733
Construction in process	333	—
Professional fees	275	89
Interest expense	155	—
Other accrued expenses and other current liabilities	199	19
Total accrued expenses and other current liabilities	$2,066	$2,036

Note 6—Leases

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

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. The Company does not act as a lessor or have any leases classified as financing leases. On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as the Company’s new headquarters. On March 12, 2020 the Company entered into an amendment to the lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  From the commencement date through December 31, 2020 the base rent is based on the square footage of the original premises. The Company anticipates the commencement date to be during the third quarter of 2020, but may be delayed due to impacts of COVID-19 mandates on office building construction activities.  The initial term will expire seven years after the commencement date. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense. As a result, amortization of the right-of-use asset associated with the current property lease is now amortized over the revised remaining useful life. In addition, the useful life of associated leasehold improvements has been accelerated to reflect the expected abandonment of the property, such that they will be fully amortized when the property is vacated.

As of March 31, 2020, the Company had an operating lease liability of $156,000, of which $133,000 was classified as current, and an operating right-of-use asset of $45,000.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Operating lease:
Operating lease costs	$58	$34
Short-term lease costs	6	5
Total rent expense	$64	$39

Maturities of the Company’s operating lease, excluding short-term leases, as of March 31, 2020 are as follows (in thousands):

Remainder of 2020	$105
2021	58
Total lease payments	163
Less imputed interest	(7)
Operating lease liability	$156

The weighted-average remaining term of the Company’s operating lease was 1.2 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liability was 6.75% as of March 31, 2020.

Note 7—Debt

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

Under the terms of the Senior Loan Agreement, the Company may, at its sole discretion, borrow from the Senior Lender one or more advances on the revolving credit line (the “Revolving Loans”, and together with the Term Loans, the “Loans”) in an aggregate amount not to exceed the lesser of (i) 85% of the aggregate amount then-contained in the Company’s eligible accounts receivable and (ii) $5.0 million. The Senior Loan Agreement provides for the Company to make three anniversary payments of $25,000 each in addition to the $25,000 due upon the Effective Date for an aggregate of $100,000 in total anniversary payments.  In the event the Senior Loan Agreement is terminated prior to maturity, any unpaid portion of the total anniversary payments are due immediately.  The Company recorded the total anniversary fee payment obligation at inception.  As of March 31, 2020, $25,000 and $75,000 of anniversary payments were recorded within other current liabilities and other liabilities, respectively, within the Company’s accompanying balance sheet.

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

The Company will be required to make a final payment fee of 7.50% of the original principal amount of the Term Loans drawn payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”).  The Company is recording the final payment fee using the effective interest rate method over the term of the Term Loan with an increase in long-term debt. The Company may prepay all, or any portion (in increments of at least $1.0 million), of the Term Loans upon 5 business days’ advance written notice to the Agent, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the Effective Date, (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the Effective Date, and (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the third anniversary of the Effective Date (each, a “Prepayment Fee”).

The Company may terminate the revolving credit line under the Senior Loan Agreement at any time upon 3 business days’ advance written notice to the Senior Lender. If the Company terminates the revolving credit line prior to the Maturity Date, it must pay to the Senior Lender an early termination fee of $50,000 (the “Termination Fee”).

The Company is subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding achieving minimum product revenues, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. As of March 31, 2020 the Company is in compliance with all covenants.

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreements, the breach of certain of its other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Agent and the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and Termination Fee and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. The Loan Agreements also include subjective acceleration clauses that permit the

Lenders to accelerate the maturity date under certain circumstances, including a material adverse change in the Company’s business, operations, or financial condition or a material impairment of the prospect of repayment of the Company’s obligations to the Mezzanine Lenders. Beginning on September 30, 2020 and at any time thereafter, if the balance of the Company’s unrestricted cash, cash equivalents, and marketable securities in accounts maintained at Silicon Valley Bank is less than two times the Company’s aggregate outstanding obligations to the Mezzanine Lenders, the covenant regarding achieving minimum product revenues would be effective. If the Company’s planned commercialization of VP-102 is delayed or adversely affected and the covenant regarding achieving minimum product revenues balance is in effect, the Company may not satisfy the covenant and, absent any waiver granted by the Mezzanine Lenders, the Mezzanine Lenders may call the debt and all outstanding principal, interest, prepayment penalties and final payment obligations are due upon demand. Although the Company believes the acceleration of the due date may be reasonably possible given the current level of uncertainty around the COVID-19 pandemic, it does not believe that it is probable and, therefore, the debt is classified as a non-current liability in the accompanying balance sheet as of March 31, 2020.

Upon entering into the Loan Agreement, the Company received proceeds of $35.0 million in term loans and incurred debt discount and issuance costs of $3.3 million, including the final payment fee of $2.7 million, classified as a contra-liability on the condensed balance sheet.  The Company incurred additional debt issuance costs related to the revolving credit line of $0.1 million, classified as other non-current assets in the condensed balance sheet.  These costs will be amortized to interest expense over the life of the loans using the straight-line method.

For the three months ended March 31, 2020, the Company recognized interest expense of $0.2 million, of which $155.0 thousand was accrued interest on the term loan and $65.0 thousand was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of March 31, 2020 (in thousands):

Gross proceeds	$35,000
Accrued final payment fee	2,625
Unamortized debt discount and issuance costs	(3,191)
Total long-term debt, net	$34,434

Aggregate maturities of long-term debt as of March 31, 2020 are as follows (in thousands):

Remainder of 2020	$—
2021	—
2022	13,125
2023	17,500
2024 (1)	4,375
$35,000
(1) Excludes the final payment fee due at time of maturity.

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2020 and 2019 as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Research and development	$177	$140
General and administrative	821	640
Total stock-based compensation	$998	$780

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2019	1,914,545	$9.14	8.5	$12,953,956
Granted	660,700	12.76
Exercised	(7,500)	0.90
Forfeitures	(4,071)	15.13
Outstanding as of March 31, 2020	2,563,674	$10.09	8.7	$4,963,331
Options vested and exercisable as of March 31, 2020	788,865	$7.77	7.9	$2,884,381

As of March 31, 2020, the total unrecognized compensation related to unvested stock option awards granted was $13.1 million, which the Company expects to recognize over a weighted-average period of 3.1 years.

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

No compensation expenses have been recognized for these nonvested restricted stock units and the shares subject to the Amended and Restated Agreement as these shares are performance based and the triggering event was not determined to be probable as of March 31, 2020.  As of March 31, 2020, the total unrecognized compensation expense related to the restricted stock units and shares subject to the Amended and Restated Agreement was $5.0 million.

Note 9—Related Party Transactions

The Company has entered into a services agreement (“SA”) with PBM Capital Group, LLC (“PBM”) an affiliate of PBM Capital Investments, LLC, to engage PBM for certain business development, operations, technical, contract, accounting and back office support services. Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of the Company’s Board of Directors, and certain entities affiliated with Mr. Manning, continue to be the Company’s largest stockholder on a collective basis.

On January 1, 2019 and October 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 and $5,000, respectively, as a result of a reduction in services provided by PBM.

For the three months ended March 31, 2020 and 2019, the Company incurred expenses under the SA of $15,000 and $79,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited condensed financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2018 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. Our financial statements have been prepared in accordance with U.S. GAAP.

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

Overview

We are a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. In addition to patent protection we are seeking, VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on the results of the COVE-1 trial, and following an End-of-Phase 2 meeting with the FDA we planned to initiate two Phase 3 clinical trials in the first half of 2020. However, as previously disclosed, in light of the COVID-19 pandemic, we are monitoring the situation very closely and intend to launch those Phase 3 clinical trials when conditions are appropriate.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  We expect to report topline data results from this trial in the second half of 2020. In addition, we are conducting necessary preclinical activities for VP-103, our second cantharidin-based product candidate, and planned to initiate a Phase 2 clinical trial in subjects with plantar warts in mid-2020. However, as previously disclosed, in light of the COVID-19 pandemic, we are monitoring the situation very closely and intend to launch the Phase 2 clinical trial when conditions are appropriate. We retain exclusive, royalty-free rights to our product candidates across all indications.

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

We have a limited operating history. Since our inception in 2013, our operations have focused on developing VP-102, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowing under our loan agreement with Silicon Valley Bank.

On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders. The availability for the remaining $15.0 million in term loans is subject to our achievement of (i) a specified amount in trailing six-month net revenue and (ii) a specified amount raised in equity.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2020 will be sufficient to support our planned operations, which include expenses for the commercialization of YCANTH™, if approved, and continued development of VP-102 for additional indications, including common warts and external genital warts, as well as VP-103 for plantar warts, at least through the second quarter of 2021.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2020 and 2019, our net loss was $9.8 million and $7.5 million, respectively. As of March 31, 2020, we had an accumulated deficit of $71.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and external genital warts as well as initiate and complete additional clinical trials, as needed;
•	initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
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

Services Agreement with PBM Capital Group, LLC

We have entered into a services agreement (“SA”) with PBM Capital Group, LLC (“PBM”) an affiliate of PBM Capital Investments, LLC, to engage PBM for certain business development, operations, technical, contract, accounting and back office support services. Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of our Board of Directors, and certain entities affiliated with Mr. Manning, continue to be our largest stockholder on a collective basis.

On January 1, 2019 and October 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 and $5,000, respectively, as a result of a reduction in services provided by PBM.

For the three months ended March 31, 2020 and 2019, we incurred expenses under the SA of $15,000 and $79,000, respectively.

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

There have been no material changes in our significant accounting policies to those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than the adoption of two FASB Accounting Standards Updates. See Note 2 to our condensed financial statements for a description of recent accounting pronouncements applicable to our condensed financial statements.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•	the impact on the timing of our clinical trials due to the COVID-19 pandemic;
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials;
•	the number of doses patients receive;
•	the duration of patient follow-up; and
•	the results of our clinical trials.

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

Results of Operations for the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$4,892	$4,487	$405
General and administrative	4,988	3,539	1,449
Total operating expenses	9,880	8,026	1,854
Loss from operations	(9,880)	(8,026)	(1,854)
Other income (expense):
Interest income	278	547	(269)
Interest expense	(220)	—	(220)
Total other income	58	547	(489)
Net loss	$(9,822)	$(7,479)	$(2,343)

Research and Development Expenses

Research and development expenses were $4.9 million for the three months ended March 31, 2020, compared to $4.5 million for the three months ended March 31, 2019. The increase of $0.4 million was primarily attributable to increased compensation costs and increased clinical costs related to our development of VP-102 for external genital warts, partially offset by a decrease in clinical costs related to our development of VP-102 for molluscum.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended March 31, 2020, compared to $3.5 million for the three months ended March 31, 2019. The increase of $1.5 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense for the period presented consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million and most recently, $35.0 million of gross proceeds from the Mezzanine Loan Agreement noted below.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $88.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On March 10, 2020, we entered into (i) the Mezzanine Loan Agreement with the Agent and the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) the Senior Loan Agreement with the Senior Lender, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders. The availability for the remaining $15.0 million in term loans is subject to our achievement of (i) a specified amount in trailing six-month net revenue and (ii) a specified amount raised in equity. See Note 7 to our condensed financial statements for additional information.

We are subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding achieving minimum product revenues, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. As of March 31, 2020, we are in compliance with all covenants.

Upon the occurrence of certain events, including but not limited to our failure to satisfy our payment obligations under the Loan Agreements, the breach of certain of our other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Agent and the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and Termination Fee and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(7,906)	$(6,917)
Net cash provided by investing activities	18,274	21,070
Net cash provided by financing activities	34,877	3
Net increase in cash and cash equivalents	$45,245	$14,156

Operating Activities

During the three months ended March 31, 2020, operating activities used $7.9 million of cash, primarily resulting from a net loss of $9.8 million partially offset by non-cash stock-based compensation of $1.0 million. Net cash provided by changes in operating assets and liabilities consisted primarily of a decrease in prepaid expenses of $0.6 million as a result of up-front payments made in 2019 for research and development activities.

During the three months ended March 31, 2019, operating activities used $6.9 million of cash, primarily resulting from a net loss of $7.5 million partially offset by non-cash stock-based compensation of $0.8 million.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities of $18.3 million was primarily due to sales and maturities of marketable securities of $24.4 million partially offset by purchases of marketable securities of $5.4 million.

During the three months ended March 31, 2019, net cash provided by investing activities of $21.1 million was due to sales and maturities of marketable securities of $42.4 million partially offset by purchases of marketable securities of $21.3 million.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities of $34.9 million was primarily due to the proceeds from issuance of debt of $34.5 million, net of third-party fees and issuance costs.

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

We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2020 will be sufficient to support our planned operations, which include expenses for the commercialization of YCANTH™, if approved, and continued development of VP-102 for additional indications, including common warts and external genital warts, as well as VP-103 for plantar warts, at least through the second quarter of 2021. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our clinical trials;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to maintain compliance with covenants under our loan agreements;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the impact on the timing of our clinical trials and our business due to the COVID-19 pandemic;
•	the costs to scale up and secure manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations and Commitments

As of March 31, 2020, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as discussed below.

On March 12, 2020 the Company entered into an amendment to the lease agreement dated July 1, 2019 for office space in West Chester, Pennsylvania.  The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  From the commencement date through December 31, 2020 the base rent is based on the square footage of the original premises.  We anticipate the commencement date to be during the third quarter of 2020 but may be delayed due to impacts of COVID-19 mandates on office building construction activities. The initial term will expire seven years after the commencement date. Base rent over the initial lease term is $2.4 million, and we are also responsible for our share of the landlord’s operating expense.

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

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended March 31, 2020.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified the following deficiencies that existed as of December 31, 2019 and continued to exist at March 31, 2020. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

•

We identified a material weakness in our information technology (“IT”) general controls (collectively, “ITGCs”) and related IT-dependent process level controls, which are part of our internal control over financial reporting. Based on this evaluation, management identified a deficiency within our ITGCs related to ineffective segregation of duties within one of our IT systems, which is part of our internal control over financial reporting. Process-level controls that were dependent upon information derived from this IT system were also determined to be ineffective. These deficiencies were the result of an inadequate IT risk assessment process that did not identify the risks associated with ineffective segregation of duties within the IT system.

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2019 and March 31, 2020, based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Remediation of Material Weakness

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. We have taken steps to remediate the deficiency related to ineffective segregation of duties within this IT system in 2020 by transferring key administrative access to a third-party IT vendor in April 2020.  Management believes that this effort will remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until other ITGCs and process-level controls that were dependent upon information derived from the general ledger application operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Other than in connection with remediation plan outline above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020. Except as described below, there have been no material changes to the risk factors described in that report.

COVID-19 has adversely impacted and could continue to adversely impact our business.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States.  As a direct result of COVID-19, we have decided to delay the initiation of our Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as our planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts until conditions are appropriate.  As COVID-19 continues to rapidly evolve in the United States, we may experience continued and additional disruptions or impairments that could severely impact our business, supply chain, clinical trials, or ability to obtain regulatory approval for, or commercialize, VP-102, including:

•	delays or inability to obtain raw material, ingredients, or components;

•	possible capacity constraints at key suppliers and service providers which could impact process validation schedules or ability to build launch stock;

•	further delays or difficulties in enrolling patients in our clinical trials;

•	further delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	delays in review of regulatory filings by regulatory authorities or our ability to generate responses to FDA inquiries on our filed NDA;

•

delays or limitations in our ability to commercialize VP-102, regardless of regulatory approval, including challenges involving the healthcare providers who would prescribe and administer VP-102, delays in launch preparation activities, or delays in establishing, and subsequently deploying, a commercial field force;

•	limitations on travel or access to third-party facilities imposed or recommended by federal or state governments, employers, suppliers, and others; and

•

limitations of internal and third-party employee resources that would otherwise be focused on the above activities, including sickness of employees or their families, travel restrictions or social distancing, or the desire of employees to avoid contact with large groups of people.

We are closely monitoring the situation and do not yet know the extent to which COVID-19 may materially impact our business, supply chain, clinical trials and regulatory filings, which will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.
10.1#	Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of March 10, 2020.

10.2#	Mezzanine Loan and Security Agreement, by and among the Company, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P., dated as of March 10, 2020.

10.3(3)	Amended and Restated Employment Agreement, by and between the Registrant and Ted White, dated as of January 10, 2020.

10.4(4)	Amended and Restated Employment Agreement, by and between the Registrant and Joe Bonaccorso, dated as of January 10, 2020.

10.5	First Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of March 12, 2020.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

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

(3)

Previously filed as Exhibit 10.18 to the Company’s Current Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020, and incorporated herein by reference.

(4)

Previously filed as Exhibit 10.19 to the Company’s Current Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020, and incorporated herein by reference.

#

Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

VERRICA PHARMACEUTICALS INC.

May 7, 2020	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ A. Brian Davis
A. Brian Davis
Chief Financial Officer
(Principal Financial Officer)