Form 10-Q
period 2020-06-30
Verrica Pharmaceuticals Inc.
filed 2020-08-05
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 25,814,493 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$48,932	$9,241
Marketable securities	30,690	52,776
Prepaid expenses and other assets	3,716	2,966
Total current assets	83,338	64,983
Property and equipment, net	2,517	2,090
Operating lease right-of-use asset	—	111
Other non-current assets	1,381	1,240
Total assets	$87,236	$68,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$1,185
Accrued expenses and other current liabilities	2,557	2,036
Operating lease liability	124	130
Current debt, net	34,720	—
Total current liabilities	38,698	3,351
Operating lease liability	—	58
Other liabilities	75	—
Total liabilities	38,773	3,409
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 25,919,637 shares issued and 25,814,493 shares outstanding as of June 30, 2020 and 25,912,137 shares issued and 25,786,330 shares outstanding as of December 31, 2019	3	3
Treasury stock, at cost, 105,144 shares as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	128,851	126,594
Subscription receivable	—	(410)
Accumulated deficit	(80,423)	(61,192)
Accumulated other comprehensive gain	32	20
Total stockholders’ equity	48,463	65,015
Total liabilities and stockholders’ equity	$87,236	$68,424

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,521	$3,928	$8,413	$8,415
General and administrative	5,110	3,593	10,098	7,132
Total operating expenses	8,631	7,521	18,511	15,547
Loss from operations	(8,631)	(7,521)	(18,511)	(15,547)
Other income (expense):
Interest income	126	523	404	1,070
Interest expense	(904)	—	(1,124)	—
Other expense	—	(3)	—	(3)
Total other (expense) income	(778)	520	(720)	1,067
Net loss	$(9,409)	$(7,001)	$(19,231)	$(14,480)

Net loss per share, basic and diluted	$(0.38)	$(0.28)	$(0.77)	$(0.58)
Weighted average common shares outstanding, basic and diluted	24,965,634	24,875,573	24,964,900	24,866,721

Net loss	$(9,409)	$(7,001)	$(19,231)	$(14,480)
Other comprehensive gain:
Unrealized gain on marketable securities	12	27	12	55
Comprehensive loss	$(9,397)	$(6,974)	$(19,219)	$(14,425)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2020	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015
Repayment of subscription receivable	—	—	—	410	—	—	—	—	410
Stock-based compensation	—	—	998	—	—	—	—	—	998
Exercise of stock options	7,500	—	7	—	—	—	—	—	7
Net loss	—	—	—	—	(9,822)	—	—	—	(9,822)
March 31, 2020	25,919,637	3	127,599	—	(71,014)	105,144	—	20	56,608
Stock-based compensation	—	—	1,252	—	—	—	—	—	1,252
Net loss	—	—	—	—	(9,409)	—	—	—	(9,409)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	12	12
June 30, 2020	25,919,637	$3	$128,851	$—	$(80,423)	105,144	$—	$32	$48,463

January 1, 2019	25,809,900	$3	$122,526	$—	$(33,083)	105,144	$—	$(17)	$89,429
Stock-based compensation	—	—	780	—	—	—	—	—	780
Exercise of stock options	3,729	—	3	—	—	—	—	—	3
Net loss	—	—	—	—	(7,479)	—	—	—	(7,479)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	28	28
Adoption of ASU 2018-07 (See Note 2)	—	—	(98)	—	98	—	—	—	—
March 31, 2019	25,813,629	3	123,211	—	(40,464)	105,144	-	11	82,761
Stock-based compensation	—	—	846	—	—	—	—	—	846
Exercise of stock options	31,812	—	212	—	—	—	—	—	212
Unrealized gain on marketable securities	—	—	—	—	—	—	—	27	27
Net loss	—	—	—	—	(7,001)	—	—	—	(7,001)
June 30, 2019	25,845,441	$3	$124,269	$—	$(47,465)	105,144	$—	$38	$76,845

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(19,231)	$(14,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,250	1,626
Accretion of discounts on marketable securities	(121)	(642)
Depreciation expense	26	22
Non cash interest expense	328	—
Reduction in operating lease right-of-use asset	111	59
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(709)	358
Accounts payable	112	33
Accrued expenses and other current liabilities	798	1,147
Accounts payable and accrued expenses - related party	—	(32)
Operating lease liability	(64)	(58)
Net cash used in operating activities	(16,500)	(11,967)
Cash flows from investing activities
Sales and maturities of marketable securities	44,355	70,565
Purchases of marketable securities	(22,136)	(49,232)
Purchases of property and equipment	(815)	—
Net cash provided by investing activities	21,404	21,333
Cash flows from financing activities
Proceeds from exercise of stock options	7	215
Proceeds from issuance of debt, net	34,460	—
Debt issuance costs	(90)
Repayment of subscription receivable	410	—
Net cash provided by financing activities	34,787	215
Net increase in cash and cash equivalents	39,691	9,581
Cash and cash equivalents at the beginning of the period	9,241	10,271
Cash and cash equivalents at the end of the period	$48,932	$19,852

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$429	$534
Debt issuance costs accrued at period end	$25	$—
Change in unrealized gain on marketable securities	$12	$55
Cash paid for interest	$585	$—

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

Liquidity and Capital Resources

In July 2020, the Company received a Complete Response Letter, or CRL from the U.S. Food and Drug Administration, or FDA, for its new drug application, or NDA, for VP-102, the Company’s investigational, proprietary, drug-device combination for the treatment of molluscum contagiosum. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, process for the drug/device combination as well as human factors validation.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, the Company had an accumulated deficit of $80.4 million.  In March 2020, the Company entered into a Mezzanine Loan Agreement (see Note 7) and borrowed $35.0 million that remains outstanding as of June 30, 2020.  The agreement includes a minimum product revenues financial covenant which becomes effective on September 30, 2020, and at any time thereafter, if the balance of the Company’s unrestricted cash, cash equivalents, and marketable securities in accounts maintained at Silicon Valley Bank is less than two times the Company’s aggregate outstanding obligations to the Mezzanine Lenders. If the minimum product revenues financial covenant is effective but not satisfied, the outstanding debt and any related final payment fees, prepayment fees and accrued interest become due on demand.  As a result of the anticipated time to address the CRL, the Company believes that it is probable that it will not be in compliance with the minimum product revenues covenant if it becomes effective.  The Company has discussed with the lenders a potential amendment to the agreement to avoid noncompliance if the minimum product revenues covenant becomes effective and anticipates those discussions will continue during the third quarter of 2020.  There can be no assurance the credit facility will be amended prior to the minimum product revenue covenant becoming effective. Even if the lenders determined that there was a default under the agreement, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the issuance of these financial statements.

Since inception, the Company has financed its operations through sales of convertible preferred stock and the sale of common stock in the Company’s initial public offering, with aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million and the issuance of debt with aggregate gross proceeds of $35.0 million and net proceeds of $34.5 million. As of June 30, 2020, the Company had cash, cash equivalents and marketable securities of $79.6 million.

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. Management believes the financial results for the three and six month periods ended June 30, 2020 were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as its planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts until conditions are appropriate.

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

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of June 30,
	2020	2019
Shares issuable upon exercise of stock options	2,608,178	1,950,701
Non-vested shares under restricted stock grants	1,148,859	848,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$4,013	$18	$—	$4,031
Commercial paper	20,836	9	—	20,845
Asset-backed securities	5,808	6	—	5,814
Total marketable securities	$30,657	$33	$—	$30,690

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,397	$3	$—	$7,400
Commercial paper	31,913	7	(1)	31,919
Asset-backed securities	13,446	11	—	13,457
Total marketable securities	$52,756	$21	$(1)	$52,776

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$4,031	$—	$—	$4,031
Commercial paper	—	20,845	—	20,845
Asset-backed securities	—	5,814	—	5,814
Total assets	$4,031	$26,659	$—	$30,690

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$7,400	$—	$—	$7,400
Commercial paper	—	31,919	—	31,919
Asset-backed securities	—	13,457	—	13,457
Total assets	$7,400	$45,376	$—	$52,776

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2020	2019
Leasehold improvements	$68	$68
Office furniture and fixtures	48	48
Office equipment	43	31
Construction in process	2,467	2,027
	2,626	2,174
Accumulated depreciation	(109)	(84)
Total property and equipment, net	$2,517	$2,090

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Compensation and related costs	$883	$1,195
Clinical trials and drug development	452	—
Construction in process	429	733
Professional fees	514	89
Interest expense	211	—
Other accrued expenses and other current liabilities	68	19
Total accrued expenses and other current liabilities	$2,557	$2,036

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

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. The Company does not act as a lessor or have any leases classified as financing leases. On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as the Company’s new headquarters. On March 12, 2020 the Company entered into an amendment to the lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  For the first six months following the commencement date, the base rent is based on the square footage of the original premises. The Company anticipates the commencement date will occur during the third quarter of 2020, but may be delayed due to the impacts of COVID-19 mandates on office building construction activities.  The initial term will expire seven years after the commencement date. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense. As a result, amortization of the right-of-use asset associated with the current property lease is now amortized over the revised remaining useful life. In addition, the useful life of associated leasehold improvements has been accelerated to reflect the expected abandonment of the property, such that they will be fully amortized when the property is vacated.

As of June 30, 2020, the Company had an operating lease liability of $0.1 million, which was classified as current.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease:
Operating lease costs	$47	$47	$105	$81
Short-term lease costs	7	5	13	10
Total rent expense	$54	$52	$118	$91

Maturities of the Company’s operating lease, excluding short-term leases, as of June 30, 2020 are as follows (in thousands):

Remainder of 2020	$70
2021	58
Total lease payments	128
Less imputed interest	(4)
Operating lease liability	$124

The weighted-average remaining term of the Company’s operating lease was 1.0 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liability was 6.75% as of June 30, 2020.

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

Under the terms of the Senior Loan Agreement, the Company may, at its sole discretion, borrow from the Senior Lender one or more advances on the revolving credit line (the “Revolving Loans”, and together with the Term Loans, the “Loans”) in an aggregate amount not to exceed the lesser of (i) 85% of the aggregate amount then-contained in the Company’s eligible accounts receivable and (ii) $5.0 million. The Senior Loan Agreement provides for the Company to make three anniversary payments of $25,000 each in addition to the $25,000 due upon the Effective Date for an aggregate of $100,000 in total anniversary payments.  In the event the Senior Loan Agreement is terminated prior to maturity, any unpaid portion of the total anniversary payments are due immediately.  The Company recorded the total anniversary fee payment obligation at inception.  As of June 30, 2020, $25,000 and $75,000 of anniversary payments were recorded within other current liabilities and other liabilities, respectively, within the Company’s accompanying balance sheet.

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

The Company is subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding achieving minimum product revenues, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. As of June 30, 2020 the Company is in compliance with all covenants.

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

In July 2020, the Company received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration for its new drug application for VP-102, the Company’s investigational, proprietary, drug-device combination for the treatment of molluscum contagiosum. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, process for the drug/device combination as well as human factors validation.  As a result of the anticipated time to address the CRL, the Company believes it is probable that it will not be compliance with its minimum product revenue financial covenant if it becomes effective, which could occur as early as September 30, 2020.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and the assessment that it is probable that the minimum product revenue covenant will not be met, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of June 30, 2020.  The Company has discussed with the lenders a potential amendment to the credit facility to avoid noncompliance if the minimum revenue covenant becomes effective and anticipates the discussions will continue during the third quarter of 2020.  No amendment has been finalized as of the date in which these financial statements were made available.

Upon entering into the Loan Agreement, the Company received proceeds of $35.0 million in term loans and incurred debt discount and issuance costs of $3.3 million, including the final payment fee of $2.7 million, classified as a contra-liability on the condensed balance sheet.  The Company incurred additional debt issuance costs related to the revolving credit line of $0.1 million, classified as other non-current assets in the condensed balance sheet.  These costs related to the revolving credit line are being amortized to interest expense over the life of the loans using the straight-line method.

For the three and six months ended June 30, 2020, the Company recognized interest expense of $0.9 million and $1.1 million, respectively, of which $0.6 million and $0.8 million was interest on the term loan and $0.3 million and $0.3 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of June 30, 2020 (in thousands):

Gross proceeds	$35,000
Accrued final payment fee	2,625
Unamortized debt discount and issuance costs	(2,905)
Total long-term debt, net	$34,720

In the event the Company and Lenders amend the credit facility prior to December 31, 2020 to avoid an acceleration of payments without altering the existing repayment schedule by the Company to the lenders, the aggregate maturities of long-term debt as of June 30, 2020 are as follows (in thousands):

Remainder of 2020	$—
2021	—
2022	13,125
2023	17,500
2024 (1)	4,375
$35,000
(1) Excludes the final payment fee due at time of maturity.

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$213	$144	$390	$284
General and administrative	1,039	702	1,860	1,342
Total stock-based compensation	$1,252	$846	$2,250	$1,626

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2019	1,914,545	$9.14	8.5	$12,953,956
Granted	705,204	12.70
Exercised	(7,500)	0.90
Forfeitures	(4,071)	15.13
Outstanding as of June 30, 2020	2,608,178	$10.12	8.5	$5,059,917
Options vested and exercisable as of June 30, 2020	912,587	$7.93	7.7	$3,240,963

As of June 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $12.2 million, which the Company expects to recognize over a weighted-average period of 2.87 years.

Restricted Stock

Pursuant to an Amended and Restated Stock Purchase Agreement (the “Amended and Restated Agreement”) between the Company and its former Chief Scientific Officer (“CSO”), 848,859 shares held by the former CSO are subject to repurchase at $0.0001 per share in the event the CSO ceases to be a consultant. These shares will be released from the repurchase option on the earliest to occur of (i) a change in control, (ii) regulatory approval of the Company’s new drug application for cantharidin, (iii) commercial sale of products and (iv) a covered termination, as defined in the Amended and Restated Agreement.

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

No compensation expenses have been recognized for these nonvested restricted stock units and the shares subject to the Amended and Restated Agreement as these shares are performance based and the triggering event was not determined to be probable as of June 30, 2020.  As of June 30, 2020, the total unrecognized compensation expense related to the restricted stock units and shares subject to the Amended and Restated Agreement was $5.0 million.

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

For the three months ended June 30, 2020 and 2019, the Company incurred expenses under the SA of $15,000 and $79,000, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred expenses under the SA of $30,000 and $158,000, respectively.

Note 10—Commitments and Contingencies

The Company is involved in ordinary, routine legal proceedings that are not considered by management to be material.  In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.

Note 11—Subsequent Event

On August 4, 2020, the Company entered into an Option Agreement with Torii Pharmaceutical Co., Ltd. (“Torii”) for the development and commercialization of the Company’s product candidates for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Torii has agreed to pay the Company $0.5 million to secure the exclusive option.  Torii may exercise the option to obtain exclusive license rights until the later of six months after the effective date of the Option Agreement, or ten businesss days after the Company provides Torii with minutes of any Type A meeting with the FDA regarding VP-102.

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

We own various U.S. federal trademark applications and unregistered trademarks, including our company name.  All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.  Solely for convenience, the trademarks and trade names in this report are referred to without the symbols ® and ™, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, process for the drug/device combination as well as human factors validation.  The FDA did not identify any clinical deficiencies.  We plan to request a Type A meeting with the FDA to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102.

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on the results of the COVE-1 trial, and following an End-of-Phase 2 meeting with the FDA we planned to initiate two Phase 3 clinical trials in the first half of 2020. However, as previously disclosed, we have decided to defer initiation of those clinical trials.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  We expect to report topline data results from this trial in the second half of 2020. In addition, we are conducting necessary drug development activities for VP-103, our second cantharidin-based product candidate, and had planned to initiate a Phase 2 clinical trial in subjects with plantar warts in mid-2020. However, as previously disclosed, we have decided to defer initiation of those clinical trials. We retain exclusive, royalty-free rights to our product candidates across all indications.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to support our planned operations, at least through the fourth quarter of 2021.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2020 and 2019, our net loss was $19.2 million and $14.5 million, respectively. As of June 30, 2020, we had an accumulated deficit of $80.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and external genital warts as well as initiate and complete additional clinical trials, as needed;
•	initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•	seek to discover and develop additional product candidates;
•	seek to in-license or acquire additional product candidates for other dermatological conditions;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

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

For the three months ended June 30, 2020 and 2019, we incurred expenses under the SA of $15,000 and $79,000, respectively. For the three months ended June 30, 2020 and 2019, we incurred expenses under the SA of $30,000 and $158,000, respectively.

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

Our expenditures are subject to additional uncertainties, including the manufacturing process for our product candidates, the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, or to make any necessary modifications to the VP-102 single-use applicator, we could be required to expend significant additional financial resources and time on the completion of clinical and/or pharmaceutical quality/CMC development.

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

Results of Operations for the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$3,521	$3,928	$(407)
General and administrative	5,110	3,593	1,517
Total operating expenses	8,631	7,521	1,110
Loss from operations	(8,631)	(7,521)	(1,110)
Other income (expense):
Interest income	126	523	(397)
Interest expense	(904)	(3)	(901)
Total other (expense) income	(778)	520	(1,298)
Net loss	$(9,409)	$(7,001)	$(2,408)

Research and Development Expenses

Research and development expenses were $3.5 million for the three months ended June 30, 2020, compared to $3.9 million for the three months ended June 30, 2019. The decrease of $0.4 million was primarily attributable to decreased costs related to our development of VP-102 for molluscum, partially offset by increased compensation costs.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended June 30, 2020, compared to $3.6 million for the three months ended June 30, 2019. The increase of $1.5 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.  The decrease of $0.4 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the three months ended June 30, 2020 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$8,413	$8,415	$(2)
General and administrative	10,098	7,132	2,966
Total operating expenses	18,511	15,547	2,964
Loss from operations	(18,511)	(15,547)	(2,964)
Other income (expense):
Interest income	404	1,070	(666)
Interest expense	(1,124)	(3)	(1,121)
Total other (expense) income	(720)	1,067	(1,787)
Net loss	$(19,231)	$(14,480)	$(4,751)

Research and Development Expenses

Research and development expenses were $8.4 million for the six months ended June 30, 2020, compared to $8.4 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreased costs related to our development of VP-102 for molluscum, partially offset by increased compensation costs and increased clinical costs related to our development of VP-102 for external genital warts and common warts.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the six months ended June 30, 2020, compared to $7.1 million for the six months ended June 30, 2019. The increase of $3.0 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities. The decrease of $0.7 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the six months ended June 30, 2020 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $79.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

We are subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding achieving minimum product revenues, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. As of June 30, 2020, we are in compliance with all covenants.

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

As a result of the anticipated time to address the CRL received from the FDA in July 2020, we believe it is probable that we will not be in compliance with the minimum product revenues covenant if it becomes effective, which could occur as early as September 30, 2020.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and assessment that it is probable that the minimum product revenue covenant will not be met, we have classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of June 30, 2020.  We have discussed with the lenders a potential amendment to the credit facility to avoid noncompliance if the minimum revenue covenant becomes effective and anticipate those discussions will continue during the third quarter of 2020. No amendment has been finalized as of the date in which these financial statements were made available. There can be no assurance the credit facility will be amended prior to the minimum product revenue covenant becoming effective. Even if the lenders determined that there was a default under the agreement, we believe that we currently have sufficient funds to meet our operating requirements for at least the next twelve months from the issuance of these financial statements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(16,500)	$(11,967)
Net cash provided by investing activities	21,404	21,333
Net cash provided by financing activities	34,787	215
Net increase in cash and cash equivalents	$39,691	$9,581

Operating Activities

During the six months ended June 30, 2020, operating activities used $16.5 million of cash, primarily resulting from a net loss of $19.2 million partially offset by non-cash stock-based compensation of $2.3 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in prepaid expenses and other assets of $0.7 million, partially offset by an increase in accrued expenses and other current liabilities of $0.8 million.

During the six months ended June 30, 2019, operating activities used $12.0 million of cash, primarily resulting from a net loss of $14.5 million partially offset by non-cash stock-based compensation of $1.6 million, and cash provided by changes in operating assets and liabilities of $1.4 million.  Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accrued expenses and other current liabilities of $1.1 million and a decrease in prepaid expense and other assets of $0.4 million.

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities of $21.4 million was primarily due to sales and maturities of marketable securities of $44.4 million, partially offset by purchases of marketable securities of $22.1 million.

During the six months ended June 30, 2019, net cash provided by investing activities of $21.3 million was due to sales and maturities of marketable securities of $70.6 million, partially offset by purchases of marketable securities of $49.2 million.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities of $34.8 million was primarily due to the proceeds from issuance of debt of $34.5 million, net of third-party fees and issuance costs.

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

We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2020 will be sufficient to support our planned operations, at least through the fourth quarter of 2021. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of June 30, 2020, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as discussed below.

On March 12, 2020 we entered into an amendment to the lease agreement dated July 1, 2019 for office space in West Chester, Pennsylvania.  The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  For the first six months following the commencement date, the base rent is based on the square footage of the original premises.  We anticipate the commencement date to be during the third quarter of 2020 but may be delayed due to impacts of COVID-19 mandates on office building construction activities. The initial term will expire seven years after the commencement date. Base rent over the initial lease term is $2.4 million, and we are also responsible for our share of the landlord’s operating expense.

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

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended June 30, 2020.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified the following deficiencies that existed as of December 31, 2019 and continued to exist at June 30, 2020. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2019 and June 30, 2020, based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control over Financial Reporting

Other than in connection with remediation plan outline above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 14, 2020, plaintiff Isaiah Potter, or Potter, filed a putative class action complaint captioned Potter v. Verrica Pharmaceuticals Inc., in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its executive officers, or the Defendants.  The complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain supposed safety risks attendant to the VP-102 drug-device and likely delays to regulatory approval of VP-102.  The complaint seeks unspecified compensatory damages on behalf of Potter and all other persons and entities that purchased or otherwise acquired our securities between September 16, 2019 and June 29, 2020.  The Company disputes these claims and intends to defend the matter vigorously.  The Company cannot estimate the reasonably possible loss or range of loss that may result from this action, if any.

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

In light of our receipt of a CRL from the FDA regarding our NDA for VP-102, the U.S. regulatory requirements and timing for VP-102 approval are uncertain, and we may never obtain regulatory approval in the United States.

In September 2019, we submitted an NDA to the FDA for VP-102 for the treatment of molluscum. In July 2020, we received a CRL from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, process for the drug/device combination as well as human factors validation.  As a result, the approval of our NDA for VP-102 has been delayed and may never occur.

We plan to request a Type A meeting to discuss the issues that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for VP-102.  There can be no guarantee that the FDA will grant this request or, if granted, what the timing for holding the meeting will be.  We cannot predict the outcome of any interactions with the FDA nor can we guarantee when, or if, we will be successful in receiving regulatory approval for VP-102.

The U.S. regulatory requirements and timing for VP-102 approval are uncertain at this time, and we may never obtain regulatory approval of VP-102 or any of our other product candidates in the United States. If we do not obtain approval for VP-102 or are delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition.

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

•	delays in review of regulatory filings by regulatory authorities or our ability to generate responses to the FDA inquiries per the CRL regarding our filed NDA for VP-102;

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

•

any delay in our regulatory filings for VP-102 for the treatment of molluscum, including our planned resubmission of our NDA in response to the CRL we received in July 2020, and common warts or any other product candidate we may develop, including VP-103, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results from, delays in or termination of clinical trials;

•

adverse regulatory decisions, including failure to receive regulatory approval of our product candidates, such as the CRL related to VP-102 for the treatment of molluscum that we received from the FDA in July 2020;

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For example, a purported class action complaint was filed against us and certain of our executive officers alleging violations of certain federal securities laws.  This case, and additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1	Second Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of April 27, 2020 (filed herewith).

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements (filed herewith).

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

VERRICA PHARMACEUTICALS INC.

August 5, 2020	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ A. Brian Davis
A. Brian Davis
Chief Financial Officer
(Principal Financial Officer)