Form 10-Q
period 2020-09-30
Verrica Pharmaceuticals Inc.
filed 2020-11-09
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 25,865,542 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,198	$9,241
Marketable securities	54,683	52,776
Prepaid expenses and other assets	2,093	2,966
Total current assets	73,974	64,983
Property and equipment, net	2,708	2,090
Operating lease right-of-use asset	1,891	111
Other non-current assets	1,363	1,240
Total assets	$79,936	$68,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179	$1,185
Accrued expenses and other current liabilities	3,099	2,036
Operating lease liability	245	130
Deferred revenue	500	—
Current debt, net	34,980	—
Total current liabilities	39,003	3,351
Operating lease liability	1,751	58
Total liabilities	40,754	3,409
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 25,970,686 shares issued and 25,865,542 shares outstanding as of September 30, 2020 and 25,912,137 shares issued and 25,786,330 shares outstanding as of December 31, 2019	3	3
Treasury stock, at cost, 105,144 shares as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	130,528	126,594
Subscription receivable	(446)	(410)
Accumulated deficit	(90,909)	(61,192)
Accumulated other comprehensive gain	6	20
Total stockholders’ equity	39,182	65,015
Total liabilities and stockholders’ equity	$79,936	$68,424

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,988	$3,049	$13,401	$11,464
General and administrative	4,649	3,494	14,747	10,626
Total operating expenses	9,637	6,543	28,148	22,090
Loss from operations	(9,637)	(6,543)	(28,148)	(22,090)
Other income (expense):
Interest income	69	453	473	1,523
Interest expense	(918)	—	(2,042)	—
Other expense	—	—	—	(3)
Total other (expense) income	(849)	453	(1,569)	1,520
Net loss	$(10,486)	$(6,090)	$(29,717)	$(20,570)

Net loss per share, basic and diluted	$(0.42)	$(0.24)	$(1.19)	$(0.83)
Weighted average common shares outstanding, basic and diluted	24,988,939	24,893,036	24,972,972	24,875,589

Net loss	$(10,486)	$(6,090)	$(29,717)	$(20,570)
Other comprehensive gain:
Unrealized gain on marketable securities	(26)	(11)	(14)	44
Comprehensive loss	$(10,512)	$(6,101)	$(29,731)	$(20,526)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2020	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015
Repayment of subscription receivable	—	—	—	410	—	—	—	—	410
Stock-based compensation	—	—	998	—	—	—	—	—	998
Exercise of stock options	7,500	—	7	—	—	—	—	—	7
Net loss	—	—	—	—	(9,822)	—	—	—	(9,822)
March 31, 2020	25,919,637	3	127,599	—	(71,014)	105,144	—	20	56,608
Stock-based compensation	—	—	1,252	—	—	—	—	—	1,252
Net loss	—	—	—	—	(9,409)	—	—	—	(9,409)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	12	12
June 30, 2020	25,919,637	3	128,851	-	(80,423)	105,144	-	32	48,463
Subscription receivable	51,049	—	446	(446)	—	—	—	—	—
Stock-based compensation	—	—	1,231	—	—	—	—	—	1,231
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	(10,486)	—	—	—	(10,486)
September 30, 2020	25,970,686	$3	$130,528	$(446)	$(90,909)	105,144	$—	$6	$39,182

January 1, 2019	25,809,900	$3	$122,526	$—	$(33,083)	105,144	$—	$(17)	$89,429
Stock-based compensation	—	—	780	—	—	—	—	—	780
Exercise of stock options	3,729	—	3	—	—	—	—	—	3
Net loss	—	—	—	—	(7,479)	—	—	—	(7,479)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	28	28
Adoption of ASU 2018-07 (See Note 2)	—	—	(98)	—	98	—	—	—	—
March 31, 2019	25,813,629	3	123,211	—	(40,464)	105,144	-	11	82,761
Stock-based compensation	—	—	846	—	—	—	—	—	846
Exercise of stock options	31,812	—	212	—	—	—	—	—	212
Unrealized gain on marketable securities	—	—	—	—	—	—	—	27	27
Net loss	—	—	—	—	(7,001)	—	—	—	(7,001)
June 30, 2019	25,845,441	3	124,269	-	(47,465)	105,144	-	38	76,845
Stock-based compensation	—	—	905	—	—	—	—	—	905
Exercise of stock options	4,500	—	4	—	—	—	—	—	4
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	(6,090)	—	—	—	(6,090)
September 30, 2019	25,849,941	$3	$125,178	$—	$(53,555)	105,144	$—	$27	$71,653

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(29,717)	$(20,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,481	2,531
Accretion of discounts on marketable securities	(125)	(880)
Depreciation expense	31	38
Non cash interest expense	597	—
Reduction in operating lease right-of-use asset	130	126
Changes in operating assets and liabilities:
Prepaid expenses and other assets	873	(1,619)
Other non-current assets	(10)	(19)
Accounts payable	(1,006)	89
Accrued expenses and other current liabilities	1,240	1,235
Accounts payable and accrued expenses - related party	—	(38)
Deferred revenue	500	—
Operating lease liability	(102)	(88)
Net cash used in operating activities	(24,108)	(19,195)
Cash flows from investing activities
Sales and maturities of marketable securities	57,749	93,215
Purchases of marketable securities	(59,545)	(73,231)
Purchases of property and equipment	(926)	(679)
Net cash (used in) provided by investing activities	(2,722)	19,305
Cash flows from financing activities
Proceeds from exercise of stock options	7	219
Proceeds from issuance of debt, net	34,460	—
Debt issuance costs	(90)	—
Repayment of subscription receivable	410	—
Net cash provided by financing activities	34,787	219
Net increase in cash and cash equivalents	7,957	329
Cash and cash equivalents at the beginning of the period	9,241	10,271
Cash and cash equivalents at the end of the period	$17,198	$10,600

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$455	$441
Subscription receivable on exercise of options	$446	$—
Right-of-use asset obtained in exchange for lease obligation	$1,910	$—
Change in unrealized gain on marketable securities	$(14)	$44
Cash paid for interest	$1,234	$—

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

Liquidity and Capital Resources

In July 2020, the Company received a Complete Response Letter (the “CRL”) from the U.S. Food and Drug Administration (the “FDA”), for its new drug application, (“NDA”), for VP-102, the Company’s investigational, proprietary, drug-device combination for the treatment of molluscum contagiosum. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls (“CMC”), process for the drug/device combination as well as human factors validation.  A Type A meeting was held with the FDA to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, the Company had an accumulated deficit of $90.9 million.  In March 2020, the Company entered into a Mezzanine Loan Agreement (see Note 7) and borrowed $35.0 million that remains outstanding as of September 30, 2020.  As discussed in Note 7, the Mezzanine Loan Agreement was amended on October 26, 2020 and now includes a minimum liquidity covenant. If the Company is not in compliance with the minimum liquidity ratio covenant, the outstanding debt and any related final payment fees, prepayment fees and accrued interest become due on demand.  The Company believes that, without additional financing, it is probable that it will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months.  Even if the Company is not in compliance with the minimum liquidity ratio covenant and the debt becomes due, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the issuance of these financial statements.

Since inception, the Company has financed its operations through sales of convertible preferred stock and the sale of common stock in the Company’s initial public offering, with aggregate gross proceeds of $123.2 million and net proceeds of $114.9 million and the issuance of debt with aggregate gross proceeds of $35.0 million and net proceeds of $34.5 million. As of September 30, 2020, the Company had cash, cash equivalents and marketable securities of $71.9 million.

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the three and nine month periods ended September 30, 2020 were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the quarter. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as its planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts until conditions are appropriate.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience and other pertinent industry and regulatory authority information, including the potential future effects of COVID-19, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplified the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU No. 2018-07 as of January 1, 2019 and recorded an adjustment to accumulated deficit and additional paid-in capital of $98,000.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of September 30,
	2020	2019
Shares issuable upon exercise of stock options	2,812,752	1,986,201
Non-vested shares under restricted stock grants	1,323,859	848,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,115	$4	$—	$11,119
Commercial paper	42,061	2	—	42,063
Asset-backed securities	1,501	—	—	1,501
Total marketable securities	$54,677	$6	$—	$54,683

	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,397	$3	$—	$7,400
Commercial paper	31,913	7	(1)	31,919
Asset-backed securities	13,446	11	—	13,457
Total marketable securities	$52,756	$21	$(1)	$52,776

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$11,119	$—	$—	$11,119
Commercial paper	—	42,063	—	42,063
Asset-backed securities	—	1,501	—	1,501
Total assets	$11,119	$43,564	$—	$54,683

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$7,400	$—	$—	$7,400
Commercial paper	—	31,919	—	31,919
Asset-backed securities	—	13,457	—	13,457
Total assets	$7,400	$45,376	$—	$52,776

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2020	2019
Leasehold improvements	$68	$68
Office furniture and fixtures	48	48
Office equipment	52	31
Manufacturing equipment	17	—
Construction in process	2,638	2,027
	2,823	2,174
Accumulated depreciation	(115)	(84)
Total property and equipment, net	$2,708	$2,090

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Compensation and related costs	$1,271	$1,195
Clinical trials and drug development	840	733
Construction in process	455	—
Professional fees	222	89
Interest expense	211	—
Other accrued expenses and other current liabilities	100	19
Total accrued expenses and other current liabilities	$3,099	$2,036

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

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania. On March 12, 2020 the Company entered into an amendment to the lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  For the first six months following the commencement date of September 1, 2020, the base rent is based on the square footage of the original premises.   The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense. As a result, the right-of-use asset associated with the property lease expiring May 2021 was fully amortized over the revised remaining useful life. In addition, the useful life of associated leasehold improvements was accelerated to reflect the expected abandonment of the property, such that they were fully amortized when the property was vacated. At the commencement date of the new lease, the Company recorded a right-of-use asset of $1.9 million and a lease liability of $1.9 million on the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease:
Operating lease costs	$35	$71	$141	$152
Short-term lease costs	3	4	16	14
Total rent expense	$38	$75	$157	$166

Maturities of the Company’s operating lease, excluding short-term leases, as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	$93
2021	384
2022	344
2023	350
2024	355
Thereafter	942
Total undiscounted lease liability	2,468
Less: Imputed interest	(472)
Operating lease liability	$1,996

The weighted-average remaining term of the Company’s operating lease was 6.7 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liability was 6.27% as of September 30, 2020.

Note 7—Debt

On March 10, 2020 (the “Effective Date”), the Company entered into (i) a mezzanine loan and security agreement (the “Mezzanine Loan Agreement”) with Silicon Valley Bank, as administrative agent and collateral agent (the “Agent”), and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders (the “Mezzanine Lenders”), pursuant to which the

Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement (the “Senior Loan Agreement”, and together with the Mezzanine Loan Agreement, the “Loan Agreements”) with Silicon Valley Bank, as lender (the “Senior Lender”, and together with the Mezzanine Lenders, the “Lenders”), pursuant to which the Senior Lender has agreed to provide the Company with a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders (the “Term A Loan”).

On October 26, 2020, the Company entered into (i) the first amendment to the Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) and (ii) the first amendment to the Senior Loan Agreement (the “Senior Loan Amendment” and together with the Mezzanine Loan Amendment the “Loan Agreement Amendments”) with the Lenders.

Under the terms of the Mezzanine Loan Agreement, as amended, the Company may, at its sole discretion, borrow from the Mezzanine Lenders up to an additional $15.0 million in term loans in two tranches of $5.0 million (the “Term B1 Loan”) and $10.0 million (the “Term B2 Loan”), respectively.  The Term B1 Loan and Term B2 Loan, together with the Term A Loan, are referred to herein as the “Term Loans.” The Term B1 Loan will be available for draw if the FDA accepts the Company’s resubmitted NDA for VP-102 on or prior to March 31, 2021 until the earlier of March 31, 2021 or the occurrence of an event of default.  The Term B2 Loan will be available for draw if the conditions for the Term B1 Loan are met, the Company receives approval from the FDA of the NDA for VP-102 prior to September 30, 2021 and the Company maintains compliance with the minimum liquidity covenant until the earlier of September 30, 2021 or the occurrence of an event of default.

Under the terms of the Senior Loan Agreement, as amended, the Company may, at its sole discretion, borrow from the Senior Lender one or more advances on the revolving credit line (the “Revolving Loans”, and together with the Term Loans, the “Loans”) in an aggregate amount not to exceed the lesser of (i) 85% of the aggregate amount then-contained in the Company’s eligible accounts receivable and (ii) $5.0 million. The Senior Loan Agreement provides for the Company to make three anniversary payments of $25,000 each in addition to the $25,000 due upon the Effective Date for an aggregate of $100,000 in total anniversary payments.  In the event the Senior Loan Agreement is terminated prior to maturity, any unpaid portion of the total anniversary payments are due immediately.  The Company recorded the total anniversary fee payment obligation at inception.  As of September 30, 2020, $100,000  of anniversary payments were recorded within other current liabilities within the Company’s accompanying balance sheet.

The Company’s obligations under the Senior Loan Agreement and the Mezzanine Loan Agreement, as amended, are secured by, respectively, a first priority perfected security interest and second priority perfected security interest in substantially all of the Company’s current and future assets, other than its intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property).  The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreements.

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

Under the terms of the Mezzanine Loan Agreement, as amended, the Company will be required to make a final payment fee of $3,750,000 payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”).  The Company is recording the final payment fee using the effective interest rate method over the term of the Term Loan with an increase in long-term debt. The Company may prepay all, or any portion of the Term Loans upon 5 business days’ advance written notice to the Agent, provided that the Company will be obligated to pay a prepayment fee equal to (i) $1.5 million if  prepaid on or before October 26, 2021, (ii) $1.0 million if  prepaid between October 27, 2021 and October 26, 2022, and (iii) $0.5 million if prepaid between October 27, 2022 and October 26, 2023 and (iv) no prepayment fee if prepaid after October 26, 2023 (each, a “Prepayment Fee”).

The Company may terminate the revolving credit line under the Senior Loan Agreement at any time upon three business days’ advance written notice to the Senior Lender. If the Company terminates the revolving credit line prior to the Maturity Date, it must pay to the Senior Lender an early termination fee of $50,000 (the “Termination Fee”).

Under the Loan Agreements, as amended, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of September 30, 2020 the Company is in compliance with all covenants.

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreements, the breach of certain of its other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Agent and the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and Termination Fee and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. The Loan Agreements also include subjective acceleration clauses that permit the Lenders to accelerate the maturity date under certain circumstances, including a material adverse change in the Company’s business, operations, or financial condition or a material impairment of the prospect of repayment of the Company’s obligations to the Mezzanine Lenders. Pursuant to the Loan Agreement Amendments, the Company is subject to a minimum liquidity covenant defined as the balance of the of the Company’s unrestricted cash, cash equivalents, and marketable securities in accounts maintained at Silicon Valley Bank being greater than one and one half times the Company’s aggregate outstanding obligations to the Mezzanine Lenders.

The Company believes that, without additional financing, it is probable that it will not be compliance with its minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and the assessment that it is probable that the minimum liquidity ratio covenant will not be met, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of September 30, 2020.

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

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $0.9 million and $2.0 million, respectively, of which $0.6 million and $1.4 million was interest on the term loan and $0.3 million and $0.6 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of September 30, 2020 (in thousands):

Gross proceeds	$35,000
Accrued final payment fee	2,625
Unamortized debt discount and issuance costs	(2,645)
Total short-term debt, net	$34,980

In the event the Company maintains compliance with its minimum liquidity covenant to avoid an acceleration of payments, the aggregate maturities of debt as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	$—
2021	—
2022	13,125
2023	17,500
2024 (1)	4,375
$35,000
(1) Excludes the final payment fee due at time of maturity.

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$152	$146	$543	$430
General and administrative	1,079	759	2,938	2,101
Total stock-based compensation	$1,231	$905	$3,481	$2,531

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2019	1,914,545	$9.14	8.5	$12,953,956
Granted	1,086,204	10.56
Exercised	(58,549)	7.73
Forfeitures	(125,377)	10.78
Expired	(4,071)	15.13
Outstanding as of September 30, 2020	2,812,752	$9.63	8.4	$1,920,501
Options vested and exercisable as of September 30, 2020	975,634	$8.01	7.3	$1,127,517

As of September 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $11.7 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

The Company utilizes a designated broker to process exercises of stock options.  During the third quarter of 2020, the Company issued 51,049 shares pursuant to the exercise of vested stock options. The Company did not receive the net proceeds from that exercise from the designated broker until October 2020.  Those net proceeds are reflected as a stock subscription receivable as of September 30, 2020 in the condensed balance sheet.

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

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units, respectively to its executive officers.  The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted average
		grant date
	Number of shares	fair value
Non-vested as of December 31, 2019	1,148,859	$4.35
Granted	250,000	8.17
Forfeitures	(75,000)	15.71
Non-vested as of September 30, 2020	1,323,859	$4.42

No compensation expenses have been recognized for these nonvested restricted stock units and the shares subject to the Amended and Restated Agreement as these shares are performance based and the triggering event was not determined to be probable as of September 30, 2020.  As of September 30, 2020, the total unrecognized compensation expense related to the restricted stock units and shares subject to the Amended and Restated Agreement was $5.9 million.

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

For the three months ended September 30, 2020 and 2019, the Company incurred expenses under the SA of $15,000 and $79,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred expenses under the SA of $45,000 and $0.2 million, respectively.

Note 10—Commitments and Contingencies

The Company is involved in ordinary, routine legal proceedings that are not considered by management to be material.  In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.

Note 11—License and Collaboration Agreements

In August 2020, the Company entered into an option agreement with Torii Pharmaceutical Co., Ltd. (“Torii”) for the development and commercialization of the Company’s product candidates for the treatment of molluscum contagiosum and common warts in Japan, including VP-102 (the “Option Agreement”).  Torii paid the Company $0.5 million to secure the exclusive option.  Torii may exercise the option to obtain exclusive license rights until the later of six months after the effective date of the Option Agreement, or ten business days after the Company provides notice to Torii that the FDA has accepted the resumbission of the NDA. The $0.5 million is included in deferred revenue as of September 30, 2020 in the condensed balance sheet.

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma (the” Lytix Agreement”).  As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million and is required to make a one-time $2.3 million payment when Lytix achieves a near term regulatory milestone. The $0.3 million was recognized in research and development expense in the condensed statement of operations for the three and nine months ended September 30, 2020.   The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

Note 12—Subsequent Event

On October 26, 2020, the Company entered into (i) the Mezzanine Loan Amendment and (ii) the Senior Loan Amendment with the Lenders.  The terms of the Loan Agreements, as amended, are described above in Note 7—Debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2018 and 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. Our financial statements have been prepared in accordance with U.S. GAAP.

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

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, process for the drug/device combination as well as human factors validation.  The FDA did not identify any clinical deficiencies.  A Type A meeting was held with the FDA to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102.  We intend to resubmit our NDA for VP-102 for the treatment of molluscum in the first quarter of 2021.

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

On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million. We subsequently entered into amendments to the Loan Agreements in October 2020, or the Loan Agreement Amendments.  Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders. The availability of an additional $5.0 million in term loans is subject to FDA acceptance of our NDA for VP-102 for the treatment of molluscum prior to March 31, 2021.  The availability for an additional $10.0 million in term loans is subject to (i) FDA approval of our NDA for VP-102 for the treatment of molluscum prior to September 31, 2021, and (ii) compliance with a minimum liquidity covenant.

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to support our planned operations, at least through the fourth quarter of 2021.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2020 and 2019, our net loss was $29.7 million and $20.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $90.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Services Agreement with PBM Capital Group, LLC

We have entered into a services agreement, or SA, with PBM Capital Group, LLC, or PBM an affiliate of PBM Capital Investments, LLC, to engage PBM for certain business development, operations, technical, contract, accounting and back office support services. Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of our Board of Directors, and certain entities affiliated with Mr. Manning, continue to be our largest stockholder on a collective basis.

On January 1, 2019 and October 1, 2019, the SA was amended to reduce the monthly management fee to $26,333 and $5,000, respectively, as a result of a reduction in services provided by PBM.

For the three months ended September 30, 2020 and 2019, we incurred expenses under the SA of $15,000 and $79,000, respectively. For the nine months end September 30, 2020 and 2019, we incurred expenses under the SA of $45,000 and $237,000, respectively.

Recent Licensing Arrangements

On August 7, 2020, we entered into an exclusive license agreement, or the Lytix Agreement, with Lytix Biopharma AS, or Lytix, pursuant to which we obtained a worldwide, exclusive, royalty-bearing license, with the right to sublicense, for certain technology of Lytix to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import and otherwise commercialize LTX-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma. Our right to manufacture the active pharmaceutical ingredient is limited to certain instances, and Lytix is obligated to manufacture and supply our clinical and commercial needs for such active pharmaceutical ingredient. We are obligated to use commercially reasonable efforts to develop and to commercialize the product, which development and commercialization will be overseen by a joint steering committee. Lytix has agreed not to pursue any products in the field of dermatology other than LTX-315 for use in metastatic melanoma and metastatic merkel cell carcinoma. Lytix has granted us an exclusive option to negotiate for an exclusive license for use of LTX-315 in additional dermatological indications.

In connection with entering the Lytix Agreement, we made an initial payment of $250,000. Additionally, we are obligated to pay a near term regulatory milestone payment of $2.3 million, up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

On August 4, 2020, we entered into an Option Agreement with Torii Pharmaceutical Co., Ltd., or Torii, for the development and commercialization of the Company’s product candidates for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  In August 2020, Torii paid us $0.5 million to secure the exclusive option.  Torii may exercise the option to obtain exclusive license rights until the later of six months after the effective date of the Option Agreement, or ten businesss days after we provide notice to Torii that the FDA has accepted an NDA submission for VP-102.

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

Results of Operations for the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$4,988	$3,049	$1,939
General and administrative	4,649	3,494	1,155
Total operating expenses	9,637	6,543	3,094
Loss from operations	(9,637)	(6,543)	(3,094)
Other income (expense):
Interest income	69	453	(384)
Interest expense	(918)	—	(918)
Total other (expense) income	(849)	453	(1,302)
Net loss	$(10,486)	$(6,090)	$(4,396)

Research and Development Expenses

Research and development expenses were $5.0 million for the three months ended September 30, 2020, compared to $3.1 million for the three months ended September 30, 2019. The increase of $1.9 million was primarily attributable to increased CMC costs related to our development of VP-102 for molluscum and increased compensation costs, partially offset by decreased clinical costs related to our development of VP-102 for molluscum, external genital warts, and common warts.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended September 30, 2020, compared to $3.5 million for the three months ended September 30, 2019. The increase of $1.2 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.  The decrease of $0.4 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the three months ended September 30, 2020 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$13,401	$11,464	$1,937
General and administrative	14,747	10,626	4,121
Total operating expenses	28,148	22,090	6,058
Loss from operations	(28,148)	(22,090)	(6,058)
Other income (expense):
Interest income	473	1,523	(1,050)
Interest expense	(2,042)	(3)	(2,039)
Total other (expense) income	(1,569)	1,520	(3,089)
Net loss	$(29,717)	$(20,570)	$(9,147)

Research and Development Expenses

Research and development expenses were $13.4 million for the nine months ended September 30, 2020, compared to $11.5 million for the nine months ended September 30, 2019. The increase was primarily attributable to increased CMC costs related to our development of VP-102 for molluscum and increased compensation costs, partially offset by decreased clinical costs related to our development of VP-102 for molluscum.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the nine months ended September 30, 2020, compared to $10.6 million for the nine months ended September 30, 2019. The increase of $4.1 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities. The decrease of $1.0 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the nine months ended September 30, 2020 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $71.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On March 10, 2020, we entered into (i) the Mezzanine Loan Agreement with the Agent and the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) the Senior Loan Agreement with the Senior Lender, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders. On October 26, 2020, we entered into the Loan Agreement Amendments.  The availability of an additional $5.0 million in term loans is subject to FDA acceptance of our NDA for VP-102 for the treatment of molluscum prior to March 31, 2021.  The availability of an additional $10.0 million in term loans is subject to (i) FDA approval of our NDA for VP-102 for the treatment of molluscum prior to September 30, 2021, and (ii) compliance with a minimum liquidity covenant.  See Note 7 to our condensed financial statements for additional information.

We are subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, as amended, including covenants regarding achieving minimum liquidity requirements, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of September 30, 2020, we are in compliance with all covenants.

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

We believe that without additional financing, it is probable that we will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and assessment that it is probable that the minimum liquidity ratio covenant will not be met, we have classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of September 30, 2020.  Even if we are not in compliance with the minimum liquidity covenant and the debt becomes due, we believe that we currently have sufficient funds to meet our operating requirements for at least the next twelve months from the issuance of these financial statements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(24,108)	$(19,195)
Net cash (used in) / provided by investing activities	(2,722)	19,305
Net cash provided by financing activities	34,787	219
Net increase in cash and cash equivalents	$7,957	$329

Operating Activities

During the nine months ended September 30, 2020, operating activities used $24.1 million of cash, primarily resulting from a net loss of $29.7 million partially offset by non-cash stock-based compensation of $3.5 million and non-cash interest of $0.6 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accrued expenses and other current liabilities of $1.2 million, and a decrease in prepaid expenses and other current assets of $0.9 million, partially offset by a decrease in accounts payable of $1.0 million.

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

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities of $2.7 million was due to purchases of marketable securities of $59.5 million and purchase of property and equipment of $0.9 million, partially offset by sales and maturities of marketable securities of $57.7 million.

During the nine months ended September 30, 2019, net cash provided by investing activities of $19.3 million was due to sales and maturities of marketable securities of $93.2 million partially offset by purchases of marketable securities of $73.2 million.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities of $34.8 million was primarily due to the proceeds from issuance of debt of $34.5 million, net of third-party fees and issuance costs.

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

We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2020 will be sufficient to support our planned operations, at least through the fourth quarter of 2021. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of September 30, 2020, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as discussed below.

On March 12, 2020 we entered into an amendment to the lease agreement dated July 1, 2019 for office space in West Chester, Pennsylvania.  The amendment expanded the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  For the first six months following the commencement date, the base rent is based on the square footage of the original premises.  The initial term will expire on September 1, 2027. Base rent over the initial lease term is $2.4 million, and we are also responsible for our share of the landlord’s operating expense.

On August 7, 2020, we entered into the Lytix Agreement described above.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended September 30, 2020.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified the following deficiencies that existed as of December 31, 2019 and continued to exist at September 30, 2020. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, in consultation with management, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting and our disclosure controls and procedures were not effective as of both December 31, 2019 and September 30, 2020, based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control over Financial Reporting

Other than in connection with remediation plan outline above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A Type A meeting was held with the FDA to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102.  We intend to resubmit our NDA for VP-102 for the treatment of molluscum in the first quarter of 2021.

We cannot predict the outcome of any interactions with the FDA nor can we guarantee when, or if, we will be successful in receiving regulatory approval for VP-102.

The U.S. regulatory requirements and timing for VP-102 approval are uncertain at this time, and we may never obtain regulatory approval of VP-102 or any of our other product candidates in the United States. If we do not obtain approval for VP-102 or are delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition and it may cause us to be unable to make additional borrowings or maintain compliance with our financial covenants under our Loan Agreements, as amended.

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

We are closely monitoring the pandemic and do not yet know the extent to which COVID-19 may materially impact our business, supply chain, clinical trials and regulatory filings, which will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+	Exclusive License Agreement, by and between the Registrant and Lytix Biopharma AS, dated as of August 7, 2020

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101 101.SCH !01.CAL 101.DEF 101.LAB 101.PRE 104

Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+

Certain portions of this exhibit, indicated by asteriks, have been omitted pursuant to Item 601(b)(10) of Regulation S–K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

VERRICA PHARMACEUTICALS INC.

November 9, 2020	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ A. Brian Davis
A. Brian Davis
Chief Financial Officer
(Principal Financial Officer)