Form 10-K
period 2020-12-31
Verrica Pharmaceuticals Inc.
filed 2021-03-17
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Verrica Pharmaceuticals Inc.’s voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $11.01 as reported on the Nasdaq Global Market on that date was approximately $173.2 million.

As of March 15, 2021, the registrant had 25,441,113 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our product candidates;
•	the timing of our planned clinical trials for VP-102 and our other product candidates;
•	the timing of and our ability to obtain and maintain regulatory approvals for VP-102 for the treatment of molluscum and our other product candidates;
•	the clinical utility of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations about the willingness of healthcare professionals to use VP-102;
•	our expectations about third-party payors to reimburse or patients to pay for VP-102;
•	our intellectual property position;
•	our plans to in-license, acquire, develop and commercialize additional product candidates for other dermatological conditions to build a fully integrated dermatology company;
•	our competitive position and the development of and projections relating to our competitors or our industry;
•	our ability to identify, recruit and retain key personnel;
•	the impact of laws and regulations;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	the impacts of the COVID-19 pandemic on our business;
•	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and
•	our estimates regarding future revenue, expenses and needs for additional financing.

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

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to "the Company," "we," "our," "ours," "us" or similar terms refer to Verrica Pharmaceuticals Inc. "Verrica," the Verrica logo, YCANTH and other trademarks or service marks of Verrica Pharmaceuticals Inc. appearing in this Annual Report are the property of Verrica Pharmaceuticals Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

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

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, processes for the drug/device combination as well as human factors validation.  The FDA did not identify any clinical deficiencies.  A Type A meeting was held with the FDA to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102 in October 2020.  We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020.  In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021.

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on feedback from the FDA regarding a potential Phase 3 trial protocol, we are currently evaluating conducting an additional Phase 2 clinical trial of VP-102 for the treatment of common warts.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts.  Based on the results of the Phase 2 trial, we requested an end of Phase 2 meeting with the FDA in the first quarter of 2021. In addition, we are conducting necessary drug development activities for VP-103, our second cantharidin-based product candidate, and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts. Except as provided for in the Torii Agreement, we retain exclusive, royalty-free rights to VP-102 and VP-103 across all indications.

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we are entitled to receive an up-front payment from Torii of $11.5 million.  Additionally, we are entitled to receive from Torii an additional $58.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales.

In August 2020, we entered into an exclusive license agreement with Lytix Biopharma AS, or Lytix, pursuant to which we obtained an exclusive worldwide license for certain technology of Lytix to develop LTX-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma.  We intend to initially focus our development of LTX-315 on basal cell and squamous cell carcinomas. We intend to submit an Investigational New Drug Application, or IND, for LTX-315 in the first half of 2021.

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

We are also developing VP-102 for the treatment of common warts. Common warts typically result in two to five lesions. We estimate approximately 22 million people in the United States have common warts and the total addressable U.S. market to be over $1 billion with an estimated 2 million patient visits for common warts each year. In the United States, approximately 50% of the patients who seek treatment for common warts are children, and approximately 25% of common warts patients are treated by pediatricians. We believe that the common wart patient opportunity in the European Union is at least as large as that in the United States. There are currently no FDA-approved products indicated for the treatment of common warts. While common warts can be treated with slow acting, over-the-counter products, the warts tend to be highly refractory and a cause for multiple consultations. We believe that cantharidin’s role as a widely recognized and effective blistering agent for the treatment of skin lesions, coupled with VP-102’s safety and efficacy data in clinical trials for the treatment of molluscum and convenient ease of administration, will allow VP-102 to address many of the shortcomings associated with current therapies. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of VP-102 in subjects with up to six warts. In both cohorts, VP-102 achieved positive results in both the primary endpoint of complete clearance of all treatable warts at Day 84 and the secondary endpoint of the percentage reduction of warts, VP-102 was well-tolerated with no serious adverse events reported.  Based on feedback from the FDA regarding a potential Phase 3 trial protocol, we are currently evaluating conducting an additional Phase 2 clinical trial of VP-102 for the treatment of common warts.

In addition, we are also developing VP-102 for the treatment of external genital warts. External genital warts are a viral skin disease caused by the human papilloma virus, or HPV, which forms lesions on the surface of the skin.  An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of external genital warts.  We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts.  Based on the results of the Phase 2 trial, we requested an end of Phase 2 meeting with the FDA in the first quarter of 2021.

We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. An estimated one-third of the approximately 4.1 million annual patient visits for all types of warts are for the treatment of plantar warts, which are warts located on the bottom of the foot. We are conducting necessary drug development activities for VP-103 and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts. We believe we have the opportunity to expand our proprietary cantharidin formulations for the treatment of additional dermatological conditions with high unmet needs.

We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications.  We intend to submit an IND for LTX-315 in the first half of 2021.

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

Our Pipeline

The following table summarizes our product candidates. Except as provided by the Torii Agreement, we retain exclusive, royalty-free rights for VP-102 (YCANTH) and VP-103.

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

In July 2020, we received a CRL, from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the CMC processes for the drug/device combination as well as human factors validation.  The FDA did not identify any clinical deficiencies.  A Type A meeting was held with the FDA in October 2020 to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102.  We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020.  In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021.

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

Based on the results of these trials, we submitted an NDA to the FDA for VP-102 for the treatment of molluscum. In November 2019, we received notice that the FDA accepted the NDA for filing, with a PDUFA goal date of July 13, 2020. In July 2020, we received a CRL, from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the CMC processes for the drug/device combination as well as human factors validation.  The FDA did not identify any clinical deficiencies.  A Type A meeting was held with the FDA in October 2020 to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102.  We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020.  In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021.

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

Based on feedback from the FDA regarding a potential Phase 3 trial protocol, we are currently evaluating conducting an additional Phase 2 clinical trial of VP-102 for the treatment of common warts.

VP-102 for the Treatment of External Genital Warts

We are also developing VP-102 for the treatment of external genital warts. External genital warts are a viral skin disease caused by HPV which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of external genital warts. We believe VP-102 may have the potential to offer a safe and effective treatment for external genital warts because of the shared characteristics with molluscum. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019, as summarized in the table below. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts.  Based on the results of the Phase 2 trial, we requested an end of Phase 2 meeting with the FDA in the first quarter of 2021.

Trial and Status	Formulation	Trial Design	Trial Objectives
Phase 2 CARE-1 Trial Completed	VP-102

•    Randomized, placebo-controlled, multi-center

•    Two-part (n=108 total)

•    Dosing regimens of every 21 days evaluated for up to 4 applications

•    Duration of skin exposure was evaluated for 2, 6 and 24-hours treatment

• To evaluate safety and efficacy over four treatments

VP-103 for the Treatment of Plantar Warts

We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts, which are warts located on the bottom of the foot. An estimated one-third of the approximately 4.1 million patient visits for all types of warts are for the treatment of plantar warts. To date, plantar warts have been difficult to treat, as they are refractory and available treatments often lead to both pain and scarring. We are conducting necessary drug development activities for VP-103 and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts.

LTX-315 for the Treatment of Dermatological Oncology Indications

We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications.  We intend to submit an IND for LTX-315 in the first half of 2021.

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

Pursuant to the Supply Agreement, we have provided the Supplier with purchase orders in 2018, 2019 and 2020 and may submit additional purchase orders from time to time, so long as the purchase orders are at least six months prior to the proposed delivery date. As of January 31, 2021, we possessed total inventories in a combination of raw cantharidin and converted API adequate to produce over 14 million finished drug product applicators in the United States, with additional raw cantharidin already manufactured awaiting shipment.

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

We have demonstrated capability to successfully manufacture the API the bulk drug intermediate, filled ampules and assembled applicators at our proposed commercial batch sizes. Validation activities for the commercial manufacturing and assembly processes were completed in 2020.  Given the nature of both the API as well as several of the excipients, special handling will be required to minimize risks to personnel during processing. Analytical testing methods for both the API as well as the finished drug product have been developed and qualified. It is expected that these methods will prove appropriate for release of commercial product with minimal additional effort.

Our proprietary individual applicator and its parts are fabricated using common methods and materials and we currently plan to have our applicators built using semi-custom equipment performing well established automated assembly techniques. As part of the proposed resolution to FDA comments in the CRL regarding the human factors validation, we have designed and developed an accessory to facilitate the preparation of the applicator assembly by the healthcare professional.  The proposed commercial applicator assembly and this accessory have successfully undergone both engineering testing as well as evaluation in a simulated clinical setting.

Commercialization

We intend to commercialize VP-102, or any other product candidates that we may successfully develop, in the United States by building a specialized sales organization focused on pediatric dermatologists, dermatologists and select pediatricians. We believe a scientifically oriented, customer-focused team of approximately 50 to 60 sales representatives would allow us to reach the approximately 400 pediatric dermatologists and 5,000 to 6,000 dermatologists in the United States with the highest potential for using VP-102. In the future, we may develop and commercialize VP-102 for additional geographic regions, independently or with a strategic partner. For instance, on March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

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

We currently have one granted Japanese patent covering cantharidin formulations, as well as one granted Australian patent covering cantharidin formulations, applicator devices and systems comprising the formulation and methods of using the same.  Additionally, we have one allowed Israeli patent application covering our cantharidin formulation, applicator devices and systems comprising the formulation, and methods of using the same.  We also have one issued United States patent, as well as patent applications allowed in Israel and Japan, each covering methods for preparing cantharidin.  We also have one issued United States design patent covering the design of our VP-102 applicator.  Additionally, as of February 4, 2021, we have nationalized five international patent applications for utility patents, four of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Four of these European patent applications have been registered in Hong Kong. In addition, we have one pending United States provisional patent application and two pending United States design patent applications. These patents and patent applications relate to VP-102, our proprietary applicator, and other inventions related to VP-102. Our patents and patent applications related to VP-102 and our proprietary applicator include proposed claims relating to (i) methods for the synthesis of cantharidin, (ii) our specific formulations and preparations of VP-102, (iii) methods for purifying cantharidin, (iv) methods for detecting impurities in cantharidin, (v) the design of our proprietary applicator, including both the general design and specific design elements, (vi) claims related to safety features included in the VP-102 formulation, including colorants and bittering agents, and (vii) the method of administration of VP-102 for the treatment of skin lesions. Excluding any patent term adjustment and patent term extension, any utility patents to issue from these patent applications are projected to expire between 2034 and 2041. The issued United States design patent will expire on October 27, 2035, and any additional design patents to issue from our pending design patent applications will each expire fifteen years from the date of issuance. We cannot provide any assurance as to whether any additional patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be allowed.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries, in which they are obtained. Generally, utility patents issued from regularly filed applications in the United States are granted for a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent’s term can be adjusted to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in examining and issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants and invention assignment agreements with our employees. We also have confidentiality agreements and/or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Lytix License Agreement

On August 7, 2020, we entered into the Lytix Agreement, pursuant to which we obtained a worldwide, exclusive, royalty-bearing license, with the right to sublicense, for certain technology of Lytix to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import and otherwise commercialize LTX-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma. Our right to manufacture the active pharmaceutical ingredient is limited to certain instances, and Lytix is obligated to manufacture and supply our clinical and commercial needs for such active pharmaceutical ingredient. We are obligated to use commercially reasonable efforts to develop and to commercialize the product, which development and commercialization will be overseen by a joint steering committee. Lytix has agreed not to pursue any products in the field of dermatology other than LTX-315 for use in metastatic melanoma and metastatic merkel cell carcinoma. Lytix has granted us an exclusive option to negotiate for an exclusive license for use of LTX-315 in additional dermatological indications.

In connection with entering the Lytix Agreement, we made initial payment of $250,000. We made an additional payment of $2.25 million upon the achievement by Lytix of a regulatory milestone.  Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

The Lytix Agreement expires on a product-by-product and a country-by-country basis upon expiration of the royalty term for such product in such country. At any time after the first anniversary of the execution of the Lytix

Agreement, we have the right to terminate the agreement, either on a region-by-region basis or in its entirety, upon specified written notice to Lytix. Lytix may terminate the agreement, either on a region-by-region basis or in its entirety, if we develop or commercialize a competing product in the licensed field, or in its entirety if we challenge the validity, enforceability or scope of any licensed patent, subject in each case to certain cure rights. Either party may terminate the Lytix Agreement in the event of an uncured material breach or insolvency of the other party.

Torii Collaboration and License Agreement

On March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

Under the Torii Agreement, Torii is responsible for all development activities and costs in support of obtaining regulatory approval of the licensed products in Japan, provided, that Torii’s activities will be overseen by a joint steering committee.  Torii is required to use commercially reasonable efforts to conduct all development necessary to obtain regulatory approval for licensed products in Japan, to obtain and maintain such approvals, and to commercialize licensed products upon receipt of such approvals.

Pursuant to the Torii Agreement, we are entitled to receive an up-front payment from Torii of $11.5 million.  Additionally, we are entitled to receive from Torii an additional $58.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales.  The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

The Torii Agreement expires on a product-by-product basis upon expiration of Torii’s obligation under the agreement to make transfer price payments for such product.  Torii has the right to terminate the agreement upon specified prior written notice to us.  Additionally, either party may terminate the agreement in the event of an uncured material breach of the agreement by, or insolvency of, the other party.  We may terminate the agreement in the event that Torii commences a legal action challenging the validity, enforceability or scope of any licensed patents.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on certain health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Further, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.  On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The likelihood of implementation of these, or any of the other Trump administration reform initiatives is uncertain, particularly in light of the new Biden administration. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

Employees and Human Capital Resources

As of December 31, 2020, we had 29 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Risks Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed below. These risks include, among others, the following:

•	Risks Related to Our Financial Position and Capital Needs
o	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
o

We may need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

o	We have a limited operating history and no history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•	Risks Related to the Development of Our Product Candidates
o

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

•	Risks Related to the Commercialization of Our Product Candidates
o

We face substantial competition, including from compounded cantharidin products that may compete with VP-102 and any other product candidates, which may result in a smaller than expected commercial opportunity and/or others discovering, developing or commercializing products before or more successfully than we do.

o	The success of VP-102 for the treatment of molluscum and common warts will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
o	The market for VP-102 and any other product candidates may not be as large as we expect.
•	Risks Related to Our Dependence on Third Parties
o

We currently rely on a third party to supply our raw material used in VP-102, and if we encounter any extended difficulties in procuring, or creating an alternative for, our raw material in VP-102 or any of our other product candidates we may develop, our business operations would be impaired.

o

We have entered into, and may seek additional, collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

•	Risks Related to Our Intellectual Property
o	If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
•	Risks Related to Legal and Regulatory Compliance Matters
o

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•	Risks Related to Employee Matters and Managing Our Growth
o

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations

•	Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
o	The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical-stage dermatology therapeutics company with limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $42.7 million and $28.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $103.9 million. Since inception, we have financed our operations with $123.2 million in gross proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, including preclinical studies and clinical trials. We have completed two pivotal Phase 3 clinical trials and submitted an NDA for VP-102 for the treatment of molluscum. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and external genital warts. We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts and our third product candidate, LTX-315, for the treatment of dermatological oncology indications.

Therefore, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and external genital warts, as well as initiate and complete additional clinical trials as needed;
•	initiate clinical trials evaluating VP-103 for the treatment of plantar warts and LTX-315 for the treatment of dermatological oncology indications;
•

pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of common warts, external genital warts or any other indications we may pursue for VP-102, as well as for VP-103 and LTX-315;

•	seek to discover and develop additional product candidates;
•

establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including VP-102, VP-103 and LTX-315;

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we seek marketing approval for VP-102 for the treatment of molluscum, pursue clinical trials and marketing approval for VP-102 for the treatment of common warts, external genital warts and other indications, pursue clinical trials and marketing approval for VP-103 for the treatment of plantar warts, LTX-315 for the treatment of dermatological oncology indications, and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that are not currently commercially available. If we obtain marketing approval for VP-102 for the treatment of molluscum or common warts or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $65.5 million. On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide the Company a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders.  We entered into amendments to the Loan Agreements in October 2020, under which we borrowed an additional $5.0 million in term loans on March 1, 2021.

We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2020 combined with the $11.5 million up-front payment we are entitled to receive pursuant to the Torii Agreement, will be sufficient to support our planned operations at least through the first quarter of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our development programs evaluating VP-102 as a potential treatment for common warts;
•

the scope, progress, results and costs of the development programs evaluating VP-102 as a potential treatment for external genital warts and any other indications of VP-102 we may decide to pursue VP-103, and LTX-315;

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

We may require additional capital to commercialize VP-102 for the treatment of molluscum, common warts and/or external genital warts, and/or VP-103 for the treatment of plantar warts and/or LTX-315 for the treatment of dermatological oncology indications. If we receive regulatory approval for VP-102, VP-103 or LTX-315 for these indications, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We have entered into a Mezzanine Loan Agreement and a Senior Loan Agreement with our Lenders, pursuant to which we have borrowed an aggregate of $40.0 million. Our obligations under the Senior Loan Agreement and the Mezzanine Loan Agreement are secured by, respectively, a first priority perfected security interest and second priority perfected security interest in substantially all of our current and future assets, other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property).  We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreements.

We are subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding maintaining minimum liquidity requirements, achieving minimum product revenues, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. Our obligations under the Loan Agreements are subject to acceleration upon the occurrence of specified events of default, including our failure to satisfy our payment obligations under the Loan Agreements, the breach of certain of our other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect. We are currently in compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

We currently have no products that are approved for commercial sale. We have only one product candidate, VP-102 for which we have conducted clinical trials. We have completed two pivotal Phase 3 clinical trials and submitted a New Drug Application, or (NDA) for VP-102 for the treatment of molluscum in the U.S. Our NDA is presently under review by FDA and there can be no assurance that we will receive approval. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for common warts and external genital warts.  In addition, we plan to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. We also plan to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications. We have not completed the development and regulatory approval process of any product candidates and we may never be able to develop marketable products. We have invested substantially all of our efforts and financial resources in the development of our cantharidin formula and VP-102 for the treatment of molluscum, common warts and genital warts. Our ability to generate revenue from our product candidates, will depend heavily on their successful development, regulatory approval and eventual commercialization of these product candidates. The success of VP-102, VP-103, LTX-315 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including: timely and successful completion of preclinical studies and our clinical trials;

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

It is possible that VP-102, VP-103, LTX-315 or any of our other product candidates we may develop or otherwise acquire will never obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

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

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of VP-102 for the treatment of molluscum, common warts and external genital warts, as well as VP-103 for the treatment of plantar warts and LTX-315, for the treatment of dermatological oncology indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for VP-102, VP-103, and LTX-315 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Veloce Biopharma, Leo Pharma, and Novan have initiated clinical trials with different programs in molluscum. There are a number of other companies developing products for common warts, including Aclaris Therapeutics, or Aclaris.  Aclaris has conducted late-stage clinical trials and is pursuing strategic alternatives to further develop and obtain regulatory approval for its product candidate for the treatment of common warts. In addition, other drugs have been and may continue to be used off label as treatment for molluscum, common warts, external genital warts, and plantar warts, and there are other existing alternative therapies such as curettage or cryotherapy.

Currently some of the market demand for cantharidin may be satisfied by compounding pharmacies and registered outsourcing facilities regulated under Sections 503A and 503B of the FDCA. If we receive approval for VP-102, any compounding by licensed pharmacists or licensed physicians under Section 503A would not be legally permitted to include, regularly or in inordinate amounts, the compounding of any drug that is essentially a copy of VP-102. The FDA has announced that it intends to consider a compounded drug product to be essentially a copy of a commercially available drug under Section 503A if it has the same API, has the same, similar, or an easily substitutable dosage strength, and can be used by the same route of administration. However, a compounded product would not be considered essentially a copy of VP-102, and could be compounded under Section 503A, if there were a difference between the compounded product and VP-102 that was made for an individual patient, and which the prescribing practitioner determines produces a significant difference for that patient. Similarly, any compounding by outsourcing facilities under Section 503B would not be legally permitted to include the compounding of a drug that is essentially a copy of VP-102, if approved, where the compounded drug would be considered essentially a copy if it were identical or nearly identical to VP-102 (which the FDA has interpreted to mean that it has the same active ingredient(s), route of administration, dosage form, dosage strength and excipients as the approved drug), or if it contains the active ingredient in VP-102 (cantharidin), unless there is a change from the approved drug that produces a clinical difference for an individual patient as determined by the prescribing practitioner.

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

While we have successfully developed a lab scale process for synthesizing the cantharidin molecule, there is risk that we will be unable to scale the process to produce a sufficient quantity of synthetically derived cantharidin to meet our needs and, even if we are ultimately able to scale the proposed process successfully, we cannot predict when we will be able to do so. Intermediate compounds in this proposed synthetic process have been successfully synthesized to a pilot scale.  If we are unable to scale the developed process for manufacturing cantharidin synthetically to a satisfactory commercial scale, we may be forced to continue to rely on naturally sourced cantharidin.

Any extended difficulties we face in maintaining our supply of cantharidin, or limitations we face in increasing our supply to meet commercial needs for VP-102 or any of our other product candidates, whether such cantharidin is naturally sourced or synthetically derived, would impair our business operations.

COVID-19 has adversely impacted and could continue to adversely impact our business.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As a direct result of COVID-19, we have decided to delay the initiation of our Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as our planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.  As COVID-19 continues to rapidly evolve in the United States, we may experience continued and additional disruptions or impairments that could severely impact our business, supply chain, clinical trials, or ability to obtain regulatory approval for, or commercialize, VP-102, including:

•	delays or inability to obtain raw material, ingredients, or components;

•	possible capacity constraints at key suppliers and service providers which could impact the ability to build launch stock;

•	further delays or difficulties in enrolling patients in our clinical trials;

•	further delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

delays in review of regulatory filings by regulatory authorities, including but not limited to travel restrictions that may prevent the FDA from being able to conduct any necessary preapproval inspections of our vendors’ facilities, as well as our ability to generate responses to the FDA inquiries per the CRL regarding our filed NDA for VP-102;

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

We are closely monitoring the pandemic and do not yet know the extent to which COVID-19 may materially impact our business, supply chain, clinical trials and regulatory filings will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have entered into, and may seek additional, collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

On March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.  We may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Such agreements may provide us limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For instance, Torii is responsible for all development activities and costs in support of obtaining regulatory approval of the licensed products in Japan, provided that Torii’s activities will be overseen by a joint steering committee.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Further cannot guarantee these relationships, including our relationship with Torii, will continue or that we will be able to receive the milestone or transfer price payments pursuant to the Torii Agreement or any other future collaboration agreement.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For instance, we have entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.

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

privacy, security and transmission of individually identifiable health information without appropriate authorization on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives; and

•

state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require the reporting of information related to drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the

ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Further, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.  On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The likelihood of implementation of these, or any of the other Trump administration reform initiatives is uncertain, particularly in light of the new Biden administration. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration undertook several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority, particularly in light of the new Biden administration. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, including implementation of or new guidance regarding the frameworks for compounding under Sections 503A and 503B of the FDCA, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for VP-102 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

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

We are highly dependent on the management, development, clinical, financial and business development expertise of Ted White, our President and Chief Executive Officer, Joe Bonaccorso, our Chief Commercial Officer, Gary Goldenberg, our Chief Medical Officer, A. Brian Davis, our Chief Financial Officer, Chris Hayes, our Chief Legal Officer and the other members of our scientific and clinical teams. While we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2020, we had 29 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

•

any delay in our regulatory filings for VP-102 for the treatment of molluscum and common warts or any other product candidate we may develop, including VP-103 and LTX-315, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

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

In connection with our evaluation of the effectiveness of our disclosure controls and procedures for the year ended December 31, 2019, we have identified a material weakness in our information technology, or IT, general controls, or collectively ITGCs, and related IT-dependent process level controls, which are part of our internal control over financial reporting.  Process-level controls that were dependent upon information derived from one of our system was also determined to be ineffective. These deficiencies were the result of an inadequate IT risk assessment process which did not identify the risks associated with ineffective segregation of duties within the IT system. During 2020, we implemented a number of measures to address the material weakness and deficiencies that have been identified and the material weakness has been remediated as of December 31, 2020. See “Item 9A—Management’s Report on Internal Control Over Financial Reporting and –Remediation of Material Weakness.”

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

As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $82.7 million and $84.1 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, the federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the federal tax law changes. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

General Risk Factors

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

On July 1, 2019, we entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as our new headquarters beginning in 2021.  The initial term of the lease is seven years with one five-year renewal option and an ongoing right of first offer to lease up to approximately 5,000 square feet of additional space on the same floor of the building.  On March 12, 2020 the Company entered into an amendment to that lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  The commencement date for the lease was September 1, 2020.

We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

On July 14, 2020, plaintiff Isaiah Potter, or Potter, filed a putative class action complaint captioned Potter v. Verrica Pharmaceuticals Inc., in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its executive officers, or the Defendants.  The complaint alleged that Defendants violated federal securities laws by, among other things, failing to disclose certain supposed safety risks attendant to the VP-102 drug-device and likely delays to regulatory approval of VP-102.  The complaint sought unspecified compensatory damages on behalf of Potter and all other persons and entities that purchased or otherwise acquired our securities between September 16, 2019 and June 29, 2020.  On December 14, 2020, Potter voluntarily sought to dismiss this case and the parties filed a stipulation of dismissal, which the court granted on December 21, 2020.  The case was dismissed with prejudice as to Potter and without prejudice as to the unnamed class members.

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

Stockholders

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VRCA”. As of March 15, 2021, we had 25,441,113 shares of common stock outstanding held by 32 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

The following table summarizes repurchases of our common stock during December 2020. There were no purchases during October 2020 or November 2020.

	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of a Publicly	Approximate Dollar Value of Shares that May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
12/1/2020 - 12/31/2020	424,429 (1)	$0.0001714	—	$—

(1) These shares of common stock were repurchased from our former Chief Scientific Officer pursuant to a restricted stock purchase agreement, as amended.

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

Overview

We are a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. In addition to patent protection we are seeking, VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We believe VP-102 has the potential to qualify for pediatric exclusivity, which would provide for an additional six months of non-patent exclusivity.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, processes for the drug/device combination as well as human factors validation.  The FDA did not identify any clinical deficiencies.  A Type A meeting was held with the FDA in October 2020 to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102.  We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020.  In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021.

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on feedback from the FDA regarding a potential Phase 3 trial protocol, we are currently evaluating conducting an additional Phase 2 clinical trial of VP-102 for the treatment of common warts.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019.  In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts.  Based on the results of the Phase 2 trial, we requested an end of Phase 2 meeting with the FDA in the first quarter of 2021. In addition, we are conducting necessary drug development activities for VP-103, our second cantharidin-based product candidate, and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts. We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications.

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we are entitled to receive an up-front payment from Torii of $11.5 million.  Additionally, we are entitled to receive from Torii an additional $58.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales

In August 2020, we entered into an exclusive license agreement with Lytix Biopharma AS, or Lytix, pursuant to which we obtained a worldwide, license for certain technology of Lytix to develop LTX-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma.  We intend to submit an Investigational New Drug Application, or IND, for LTX-315 in the first half of 2021.

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

We have been actively monitoring the novel coronavirus, or COVID-19, pandemic and its impact globally. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, we decided to delay the initiation of our previously planned Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as our previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders. We entered into amendments to the Loan Agreements in October 2020 under which we borrowed an additional $5.0 million in term loans on March 1, 2021 and we may borrow an additional $10.0 million in term loans subject to (i) FDA approval of our NDA for VP-102 for the treatment of molluscum prior to September 31, 2021, and (ii) compliance with a minimum liquidity covenant.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020, combined with the $11.5 million up-front payment we are entitled to receive pursuant to the Torii Agreement, will be sufficient to support our planned operations at least through the first quarter of 2022.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2020 and 2019, our net loss was $42.7 million and $28.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of $103.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts as well as initiate and complete additional clinical trials, as needed;
•	initiate clinical trials evaluating VP-102 for the treatment of external genital warts;
•	initiate clinical trials evaluating VP-103 for the treatment of plantar warts, and LTX-315 for the treatment of dermatological oncology indications;
•

pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of common warts, external genital warts or any other indications we may pursue for VP-102, as well as for VP-103 or LTX-315;

•	seek to discover and develop additional product candidates;
•

ultimately establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including VP-102, VP-103 and LTX-315;

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

A summary of our significant accounting policies appears in the notes to our audited financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. However, we believe that the following accounting policies are important to understanding and evaluating our reported financial results, and we have accordingly included them in this discussion.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of VP-102 in patients with common warts, VP-102 in patients with external genital warts, VP-103 in patients with plantar warts, LTX-315 for dermatological oncology indications, and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $82.7 million and $84.1 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$15,673	$15,436	$237
General and administrative	24,508	14,644	9,864
Total operating expenses	40,181	30,080	10,101
Loss from operations	(40,181)	(30,080)	(10,101)
Other income (expense):
Interest income	521	1,877	(1,356)
Interest expense	(3,033)	—	(3,033)
Other expense	(1)	(4)	3
Total other (expense) income	(2,513)	1,873	(4,386)
Net loss	$(42,694)	$(28,207)	$(14,487)

Research and Development Expenses

Research and development expenses were $15.7 million for the year ended December 31, 2020, compared to $15.4 million for the year ended December 31, 2019. The increase of $0.2 million was primarily attributable to increased Chemistry, Manufacturing and Controls, or CMC, costs related to our development of VP-102 for molluscum and increased compensation costs, partially offset by decreased clinical costs related to our development of VP-102 for molluscum.

General and Administrative Expenses

General and administrative expenses were $24.5 million for the year ended December 31, 2020, compared to $14.6 million for the year ended December 31, 2019. The increase of $9.9 million was primarily a result of higher stock-based compensation costs, which includes $4.8 million of stock-based compensation expense recorded in December 2020 related to the modification of a stock award to a former executive. The increase was also driven by expenses related to increased headcount, an increase in insurance, professional fees, and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the years ended December 31, 2020 and 2019 consisted of interest earned on our cash, cash equivalents and marketable securities. The decrease of $1.4 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the year ended December 31, 2020 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 11 to our financial statements.

Results of Operations for Years Ended December 31, 2019 and 2018

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and most recently, $40.0 million of gross proceeds from the Mezzanine Loan Agreement noted below.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $65.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Indebtedness

On March 10, 2020, or the Effective Date, we entered into (i) the Mezzanine Loan Agreement with the Agent, and the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) the Senior Loan Agreement with the Senior Lender, pursuant to which the Senior Lender has agreed to provide us with a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders, or the Term A Loan.

On October 26, 2020, we entered into (i) the first amendment to the Mezzanine Loan Agreement, or the Mezzanine Loan Amendment and (ii) the first amendment to the Senior Loan Agreement, or the Senior Loan Amendment with the Lenders, under which we borrowed an additional $5.0 million in term loans on March 1, 2021.

Under the terms of the Mezzanine Loan Agreement, as amended, we may, at our sole discretion, borrow from the Mezzanine Lenders up to an additional $10.0 million in term loans, or the Term B2 Loan.  The Term B2 Loan will be available for draw if we receive approval from the FDA of the NDA for VP-102 prior to September 30, 2021 and maintain compliance with the minimum liquidity covenant until the earlier of September 30, 2021 or the occurrence of an event of default.

Under the terms of the Senior Loan Agreement, as amended, we may, at our sole discretion, borrow from the Senior Lender one or more advances on the revolving credit line, or the Revolving Loans, and together with the Term Loans, the Loans) in an aggregate amount not to exceed the lesser of (i) 85% of the aggregate amount then-contained in our eligible accounts receivable and (ii) $5.0 million.

Our obligations under the Senior Loan Agreement and the Mezzanine Loan Agreement, as amended, are secured by, respectively, a first priority perfected security interest and second priority perfected security interest in substantially all of our current and future assets, other than our intellectual property (except rights to payment from the sale, licensing or disposition of such intellectual property).  We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreements.

All of the Loans mature on March 1, 2024, or the Maturity Date. The Term Loans will be interest-only through March 31, 2022, followed by 24 equal monthly payments of principal and interest; provided that if we draw the Term B Loan, the Term Loans will be interest-only through September 30, 2022, followed by 18 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

Under the terms of the Mezzanine Loan Agreement, as amended, we will be required to make a final payment fee of $3,750,000 payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans, or the Final Payment.  We are recording the final payment fee using the effective interest rate method over the term of the Term Loan with an increase in debt. We may prepay all, or any portion of the Term Loans upon 5 business days advance written notice to the Agent, provided that we will be obligated to pay a prepayment fee equal to (i) $1.5 million if  prepaid on or before October 26, 2021, (ii) $1.0 million if  prepaid between October 27, 2021 and October 26, 2022, and (iii) $0.5 million if prepaid between October 27, 2022 and October 26, 2023 and (iv) no prepayment fee if prepaid after October 26, 2023, each, a Prepayment Fee.

We may terminate the revolving credit line under the Senior Loan Agreement at any time upon three business days advance written notice to the Senior Lender. If we terminate the revolving credit line prior to the Maturity Date, we must pay to the Senior Lender an early termination fee of $50,000, or the Termination Fee.

Under the Loan Agreements, as amended, we are subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of December 31, 2020 we were in compliance with all covenants.

Upon the occurrence of certain events, including but not limited to our failure to satisfy our payment obligations under the Loan Agreements, the breach of certain of our other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Agent and the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and Termination Fee and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. The Loan Agreements also include subjective acceleration clauses that permit the Lenders to accelerate the maturity date under certain circumstances, including a material adverse change in our business, operations, or financial condition or a material impairment of the prospect of repayment of our obligations to the Mezzanine Lenders. Pursuant to the Loan Agreement Amendments, we are subject to a minimum liquidity covenant defined as the balance of the of our unrestricted cash, cash equivalents, and marketable securities in accounts maintained at Silicon Valley Bank being greater than one and one half times our aggregate outstanding obligations to the Mezzanine Lenders.

We believe that without additional financing, it is probable that we will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and assessment that it is probable that the minimum liquidity ratio covenant will not be met, we have classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of December 31, 2020.  Even if we are not in compliance with the minimum liquidity covenant and the debt becomes due, we believe that we currently have sufficient funds to meet our operating requirements for at least the next twelve months from the issuance of these financial statements.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(30,207)	$(27,408)
Net cash (used in) provided by investing activities	(3,580)	25,955
Net cash provided by financing activities	35,232	423
Net increase (decrease) in cash and cash equivalents	$1,445	$(1,030)

Operating Activities

During the year ended December 31, 2020, operating activities used $30.2 million of cash, primarily resulting from a net loss of $42.7 million and noncash stock-based compensation of $9.8 million. Net cash provided by changes in operating assets and liabilities of $1.6 million consisted primarily of an increase accrued expenses of $1.4 million. The increase in accrued expenses was primarily due to accruals for clinical development and product development activities.

During the year ended December 31, 2019, operating activities used $27.4 million of cash, primarily resulting from a net loss of $28.2 million and noncash stock-based compensation of $3.3 million. Net cash used by changes in operating assets and liabilities of $1.7 million consisted primarily of an increase in prepaid expenses and other assets of $1.6 million. The increase in prepaid expenses and other assets was primarily due to prepayments for clinical development and product development activities and annual insurance policy payments.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was related to the purchase of marketable securities of $71.7 million and purchases of property, plant and equipment of $1.5 million, partially offset by the sales and maturities of marketable securities of $69.8 million.  During the year ended December 31, 2019, net cash provided by investing activities was related to sales and maturities of marketable securities of $117.7 million partially offset by the purchase of marketable securities of $89.9 million and an increase in long-term deposits of $1.2 million.  In addition, $0.7 million was used for the purchase and construction of property and equipment during the year ended December 31, 2019.

Financing Activities

During the ended December 31, 2020, net cash provided by financing activities was $35.2 million, which was primarily related to the proceeds from issuance of debt net of issuance costs of $34.5 million.

During the ended December 31, 2019, net cash provided by financing activities was $0.4 million related to the proceeds from exercise of stock options.

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

We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2020, combined with the $11.5 million up-front payment we are entitled to receive pursuant to the Torii Agreement, will be sufficient to support our planned operations at least through the first quarter of 2022. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table sets forth a summary of our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3-5 Years	More than 5 Years	Total
Principal payments on debt (1)	$—	$30,625	$4,375	$—	$35,000
Interest and lender fees on debt (2)	2,493	4,986	4,185	—	11,664
Operating leases (3)	312	692	715	612	2,331
	$2,805	$36,303	$9,275	$612	$48,995
(1)	Principal payments assume the company maintains compliance with its minimum liquidity covenant to avoid an acceleration of payments.
(2)

Interest payable reflects the rate in effect as of December 31, 2020.  The interest rate on borrowings under the senior loan agreement is variable and resets monthly.  Lender Fees reflect final payment fees due.

(3)	Reflects obligations primarily related to our office lease in West Chester, Pennsylvania.

In addition, on August 7, 2020, we entered into an exclusive license agreement, or the Lytix Agreement, with Lytix, pursuant to which we obtained a worldwide, exclusive, royalty-bearing license, with the right to sublicense, for certain technology of Lytix to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import and otherwise commercialize LTX-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma. Our right to manufacture the active pharmaceutical ingredient is limited to certain instances, and Lytix is obligated to manufacture and supply our clinical and commercial needs for such active pharmaceutical ingredient. We are obligated to use commercially reasonable efforts to develop and to commercialize the product, which development and commercialization will be overseen by a joint steering committee. Lytix has agreed not to pursue any products in the field of dermatology other than LTX-315 for use in metastatic melanoma and metastatic merkel cell carcinoma. Lytix has granted us an exclusive option to negotiate for an exclusive license for use of LTX-315 in additional dermatological indications.

In connection with entering the Lytix Agreement, we made an initial payment of $250,000 and an additional payment of $2.3 million upon the achievement by Lytix of a regulatory milestone. Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States, including in China, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2020, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Verrica Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 17, 2021

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,686	$9,241
Marketable securities	54,784	52,776
Prepaid expenses and other assets	2,180	2,966
Total current assets	67,650	64,983
Property and equipment, net	3,102	2,090
Operating lease right-of-use asset	1,836	111
Other non-current assets	1,566	1,240
Total assets	$74,154	$68,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348	$1,185
Accrued expenses and other current liabilities	3,114	2,036
Operating lease liability	198	130
Deferred revenue	500	—
Current debt, net	35,315	—
Total current liabilities	39,475	3,351
Operating lease liability	1,693	58
Total liabilities	41,168	3,409
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 200,000,000 authorized as of December 31, 2020 and 2019; 25,546,257 shares issued and 25,441,113 shares outstanding as of December 31, 2020 and 25,912,137 shares issued and 25,786,330 shares outstanding as of December 31, 2019	3	3
Treasury stock, at cost, 105,144 shares as of December 31, 2020 and 2019	—	—
Additional paid-in capital	136,868	126,594
Subscription receivable	—	(410)
Accumulated deficit	(103,886)	(61,192)
Accumulated other comprehensive gain	1	20
Total stockholders’ equity	32,986	65,015
Total liabilities and stockholders’ equity	$74,154	$68,424

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$15,673	$15,436
General and administrative	24,508	14,644
Total operating expenses	40,181	30,080
Loss from operations	(40,181)	(30,080)
Other income (expense):
Interest income	521	1,877
Interest expense	(3,033)	—
Other expense	(1)	(4)
Total other (expense)/income	(2,513)	1,873
Net loss	$(42,694)	$(28,207)
Net loss per share, basic and diluted	$(1.71)	$(1.13)

Weighted-average common shares outstanding, basic and diluted	24,995,556	24,897,889

Net loss	$(42,694)	$(28,207)
Other comprehensive loss:
Unrealized (loss)/gain on marketable securities	(19)	37
Comprehensive loss	$(42,713)	$(28,170)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

								Accumulated	Total
			Additional			Treasury		Other	Stockholders’
	Common Stock		PaidIn	Subscription	Accumulated	Stock		Comprehensive	Equity
	Shares Issued	Amount	Capital	Receivable	Deficit	Shares	Cost	(Loss) Gain
Balance as of December 31, 2018	25,809,900	$3	$122,526	$—	$(33,083)	105,144	$—	$(17)	$89,429
Stock-based compensation	—	—	3,333	—	—	—	—	—	3,333
Exercise of stock options	74,908	—	423	—	—	—	—	—	423
Subscription receivable (Note 9)	27,329	—	410	(410)	—	—	—	—	—
Adoption of ASU 2018-07 (Note 2)	—	—	(98)	—	98	—	—	—	—
Net Loss	—	—	—	—	(28,207)	—	—	—	(28,207)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	37	37
Balance as of December 31, 2019	25,912,137	3	126,594	(410)	(61,192)	105,144	—	20	65,015
Stock-based compensation	—	—	9,821	—	—	—	—	—	9,821
Repurchased and retired common stock	(424,429)	—	—	—	—	—	—	—	—
Exercise of stock options	58,549	—	453		—	—	—	—	453
Repayment of subscription receivable (Note 9)	—	—	—	410	—	—	—	—	410
Net loss	—	—	—	—	(42,694)	—	—	—	(42,694)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(19)	(19)
Balance as of December 31, 2020	25,546,257	$3	$136,868	$—	$(103,886)	105,144	$—	$1	$32,986

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(42,694)	$(28,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,821	3,333
Accretion of discounts on marketable securities	(138)	(1,063)
Depreciation expense	43	64
Noncash interest expense on debt	940	—
Amortization on operating lease right-of-use asset	186	193
Changes in operating assets and liabilities:
Prepaid expenses and other assets	786	(1,621)
Accounts payable	(838)	263
Accrued expenses	1,394	(213)
Accounts payable and accrued expenses - related party	—	(38)
Deferred revenue	500	—
Operating lease liability	(207)	(119)
Net cash used in operating activities	(30,207)	(27,408)
Cash flows from investing activities
Purchases of marketable securities	(71,738)	(89,854)
Sales and maturities of marketable securities	69,849	117,715
Purchases of property, plant and equipment	(1,470)	(682)
Increase in deposits	(221)	(1,224)
Net cash (used in) provided by investing activities	(3,580)	25,955
Cash flows from financing activities
Proceeds from exercise of stock options	453	423
Proceeds from issuance of debt, net	34,460	—
Debt issuance cost	(91)	—
Repayment of subscription receivable	410	—
Net cash provided by financing activities	35,232	423
Net increase (decrease) in cash and cash equivalents	1,445	(1,030)
Cash and cash equivalents at the beginning of the year	9,241	10,271
Cash and cash equivalents at the end of the year	$10,686	$9,241

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$318	$733
Subscription receivable on exercise of options	$—	$410
Right-of-use asset obtained in exchange for lease obligation	$1,910	$—
Change in unrealized gain/(loss) on marketable securities	$(19)	$37
Cash paid for interest	$1,875	$—
Debt issuance costs included in accrued expenses at year end	$100	$—

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, the Company had an accumulated deficit of $103.9 million.  In March 2020, the Company entered into a Mezzanine Loan Agreement (Note 11), pursuant to which the Company borrowed (i) $35.0 million in March 2020 that remains outstanding as of December 31, 2020 and (ii) $5.0 million on March 1, 2021.  On March 17, 2021, the Company entered into the Torii Agreement (Note 13), pursuant to which Torii is obligated to make an upfront payment of $11.5 million.  As discussed in Note 12, the Mezzanine Loan Agreement was amended on October 26, 2020 and now includes a minimum liquidity covenant.  If the Company is not in compliance with the minimum liquidity ratio covenant, the outstanding debt and any related final payment fees, prepayment fees, and accrued interest become due upon demand.  The Company believes that, without additional financing, it is probable that it will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months.  Even if the Company is not in compliance with the minimum liquidity covenant and the debt becomes due, management believes the Company currently has sufficient funds to meet its operational requirements for at least the next twelve months from the issuance of these financial statements.

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2020 were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its previously planned Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as its previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. There were no marketable securities with a maturity of greater than one year as of December 31, 2020. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive gain or loss included in stockholders’ equity.

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

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be recognized if the carrying value of the asset exceeds its fair value. Fair value is generally determined using discounted cash flows. No impairment losses have been recorded during the years ended December 31, 2020 or 2019.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the years ended December 31, 2020 and 2019, comprehensive loss includes net loss and unrealized gain (loss) on marketable securities.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. The Company uses the Black-Scholes option-pricing model to value its stock option awards. For stock-based awards granted to employees, non-employees and to members of the board of directors for their services, the Company estimates the grant date fair value of each option award and recognizes compensation expense on a straight-line basis over the vesting period of the award.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2020	2019
Shares issuable upon exercise of stock options	2,901,908	1,914,545
Non-vested shares under restricted stock grants	475,000	1,148,859

Recently Adopted Accounting Pronouncements

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

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$11,607	$2	$—	$11,609
Commercial paper	41,674	—	(1)	41,673
Asset-backed securities	1,502	—	—	1,502
Total marketable securities	$54,783	$2	$(1)	$54,784

	As of December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$7,397	$3	$—	$7,400
Commercial paper	31,913	7	(1)	31,919
Asset-backed securities	13,446	11	—	13,457
Total marketable securities	$52,756	$21	$(1)	$52,776

Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive gain (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive loss on a specific identification basis. The Company recorded nominal realized gains and losses during the years ended December 31, 2020 and 2019. The Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value during the years ended December 31, 2020 or 2019.

Accretion of bond discount on marketable securities and interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

There were no marketable securities with a maturity of greater than one year for either period presented.

The following tables presents fair value by level in accordance with ASC 820 (see Note 2) of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$11,609	$—	$—	$11,609
Commercial paper	—	41,673	—	41,673
Asset-backed securities	—	1,502	—	1,502
Total	$11,609	$43,175	$—	$54,784

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$7,400	$—	$—	$7,400
Commercial paper	—	31,919	—	31,919
Asset-backed securities	—	13,457	—	13,457
Total	$7,400	$45,376	$—	$52,776

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of December 31,
	2020	2019
Office furniture and fixtures	$117	$48
Machinery and equipment	102	—
Leasehold improvements	101	68
Office equipment	52	31
Construction in process	2,857	2,027
	3,229	2,174
Accumulated depreciation	(127)	(84)
Total property and equipment, net	$3,102	$2,090

Depreciation expense for the years ended December 31, 2020 and 2019 was $43,000 and $64,200, respectively.

The Company has recorded an asset classified as construction in process associated with the construction of a product packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Related Party Transactions

Prior to the completion of the initial public offering (“IPO”) of the Company’s common stock in June 2018, the Company was controlled by PBM VP Holdings, LLC (“PBM VP Holdings”) an affiliate of PBM Capital Group, LLC (“PBM”). Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of the Company’s Board of Directors, and certain entities affiliated with Mr. Manning, continue to be the Company’s largest shareholder on a collective basis.

On December 2, 2015, the Company entered into a Services Agreement (the “SA”) with PBM. Pursuant to the terms of the SA, which had an initial term of twelve months (and was automatically renewable for successive monthly periods), PBM rendered advisory and consulting services to the Company. Services provided under the SA included certain business development, operations, technical, contract, accounting and back office support services. In consideration for these services, the Company was obligated to pay PBM a monthly management fee. On January 1, 2019, the Company amended the SA with PBM, decreasing the monthly fee to $26,333. On October 1, 2019, the SA was amended to reduce the monthly management fee to  $5,000 as a result of a reduction in services provided by PBM.

For the years ended December 31, 2020 and 2019, the Company incurred expenses under the SA of $60,000 and $252,500, respectively, which were primarily included in general and administrative expenses.

As of December 31, 2020 and 2019, the Company had no payables due to PBM and its affiliates.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2020	2019
Compensation and related costs	$1,338	$1,195
Clinical trials and drug development	611	733
Professional fees	447	89
Construction in process	277	—
Interest expense	219	—
Other accrued expenses and other current liabilities	222	19
Total accrued expenses and other current liabilities	$3,114	$2,036

Note 7—Commitments and Contingencies

Litigation

On July 14, 2020, plaintiff Isaiah Potter (“Potter”) filed a putative class action complaint captioned Potter v. Verrica Pharmaceuticals Inc., in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its executive officers, or the Defendants.  The complaint alleged that Defendants violated federal securities laws by, among other things, failing to disclose certain supposed safety risks attendant to the VP-102 drug-device and likely delays to regulatory approval of VP-102.  The complaint sought unspecified compensatory damages on behalf of Potter and all other persons and entities that purchased or otherwise acquired our securities between September 16, 2019 and June 29, 2020.  On December 14, 2020, Potter voluntarily sought to dismiss this case and the parties filed a stipulation of dismissal, which the court granted on December 21, 2020.  The case was dismissed with prejudice as to Potter and without prejudice as to the unnamed class members.

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

During 2019, the Company executed a single purchase order pursuant to which the Company agreed to purchase $1.8 million of crude cantharidin material. As of December 31, 2019, the Company had made a prepayment of $1.1 million against this purchase order.  The Company received the shipments of material in 2020, and as of December 31, 2020, this purchase order was fulfilled, and the Company has no remaining obligation.

Agreements with Former Chief Scientific Officer

On May 31, 2018, the Company and the former Chief Scientific Officer (“CSO”) executed a transition agreement related to his resignation from employment as well as a Consulting Agreement (the “Consulting Agreement”) that began upon the closing of the IPO and terminated in 2020.

The Consulting Agreement provided for cash payments to the former CSO of $29,375 per month for the first 12 months of the agreement. After the first 12 months, the former CSO received $300 per hour for each hour of consulting services provided. As of December 31, 2020 and 2019, the Company has no remaining obligation  under this Consulting Agreement.

Note 8—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of each of December 31, 2020 and 2019. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

Note 9—Stock-Based Compensation

In June 2018, the Board adopted and approved the 2018 Equity Incentive Plan (the “2018 Plan”), which amended and restated the Company’s prior 2013 Equity Incentive Plan (the “2013 Plan”) and became effective in connection with the IPO. Prior to the effectiveness of the 2018 Plan, the 2013 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. As a result of the effectiveness of the 2018 Plan, no further grants may be made under the 2013 Plan.

The 2018 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2018 Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company initially reserved 3,738,199 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2020, 1,992,231 shares were available for grant under the 2018 Plan.

Stock Options

The Company’s employee and non-employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2020 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2024, are nontransferable, and have term expiration dates set to expire through 2030.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2020 and 2019 to estimate the fair value of employee and non-employee stock option awards:

	For the Year Ended December 31,
	2020	2019
Exercise price	$6.56 - $15.91	$7.95 - $14.65
Risk-free rate of interest	0.27% - 1.67%	1.42% - 2.56%
Expected term (years)	6.0	5.98
Expected stock price volatility	76.71% - 85.97%	72.1% - 78.3%
Dividend yield	—	—
Weighted average grant date fair value	$7.00	$7.84

The following table summarizes the Company’s employee and non-employee stock option activity under the 2013 Plan and 2018 Plan for the years ended December 31, 2020 and 2019:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2018	1,529,883	$8.03
Options granted	830,918	11.57
Exercised	(102,237)	8.15
Forfeited	(344,019)	10.37
Outstanding as of December 31, 2019	1,914,545	9.14
Options granted	1,193,956	10.35
Exercised	(58,549)	7.73
Forfeited	(125,377)	10.78
Expired	(22,667)	12.00
Outstanding as of December 31, 2020	2,901,908	$9.57	8.0	$7,702,295
Options vested and exercisable as of December 31, 2020	1,148,578	$8.50	6.8	$4,123,882

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the years ended December 31, 2020 and 2019 was $7.00 and $7.84, respectively. As of December 31, 2020, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $10.7 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

The Company utilizes a designated broker to process exercises of stock options. In late December 2019, there was an exercise of 27,329 vested stock options for which the Company did not receive the net proceeds from the designated broker until early January 2020. The net proceeds have been reflected as a stock subscription receivable as of December 31, 2019 in the balance sheet.

Restricted Stock

Pursuant to the Amended and Restated Stock Purchase Agreement (the “Amended and Restated Agreement”) between the Company and the former CSO, 848,859 shares held by the former CSO were subject to repurchase by the Company at $0.0001714 per share in the event the former CSO ceased to be a consultant to the

Company. These shares were to be released from the repurchase option on the earliest to occur of (i) a change in control, (ii) regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum, (iii) commercial sale of products and (iv) a covered termination, as defined in the Amended and Restated Agreement.

In December 2020, the Company and the former CSO amended the agreement whereby 424,430 shares were no longer subject to repurchase and the remaining 424,429 shares were repurchased and retired by the Company at $0.0001714 per share. The Company accounted for the December 2020 amendment as a modification to a share-based payment arrangement whereby the shares no longer subject to repurchase represent a new grant. The value of the new grant was $4.8 million and was recognized immediately. Prior to the December 2020 modification, no compensation expense had been recognized for these nonvested shares as these shares were performance-based and the triggering event was not determined to be probable.

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units to its executive officers.  The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date. No compensation expenses has been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of December 31, 2020.  As of December 31, 2020, the total unrecognized compensation expense related to the restricted stock was $5.6 million.

The following table summarizes restricted stock awards:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested as of December 31, 2018	848,859	$0.33
Granted	300,000	15.71
Non-vested as of December 31, 2019	1,148,859	4.35
Granted	250,000	8.17
Forfeitures	(499,429)	2.64
Vested	(424,430)	11.27
Non-vested as of December 31, 2020	475,000	$11.74

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations for the years ended December 31, 2020 and 2019 as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Research and development	$813	$609
General and administrative	9,008	2,724
Total stock-based compensation	$9,821	$3,333

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

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. The Company does not act as a lessor or have any leases classified as finance leases. On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that is expected to serve as the Company’s new headquarters. On March 12, 2020 the Company entered into an amendment to the lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space.  For the first six months following the commencement date of September 1, 2020, the base rent is based on the square footage of the original premises.   The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense. At the commencement date of the new lease, the Company recorded a right-of-use asset of $1.9 million and a lease liability of $1.9 million on the balance sheet.

As of December 31, 2020, the Company had an operating lease liability of $1,891,000, of which $198,000 was classified as current, and an operating right-of-use asset of $1,836,000.

The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease:
Operating lease costs	$164	$211
Short-term lease costs	22	17
Total rent expense	$186	$228

Maturities of the Company’s operating lease, excluding short-term leases as of December 31, 2020 are as follows (in thousands):

2021	$312
2022	343
2023	349
2024	355
2025	360
Thereafter	612
Total lease payments	2,331
Less imputed interest	(440)
Total lease liability	$1,891

The remaining term of the Company’s operating lease was 6.7 years and the discount rate used to measure the present value of the Company’s operating lease liability was 6.25% as of December 31, 2020.

Note 11–Debt

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

On October 26, 2020, the Company entered into (i) the first amendment to the Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) and (ii) the first amendment to the Senior Loan Agreement (the “Senior Loan Amendment” and together with the Mezzanine Loan Amendment the “Loan Agreement Amendments”) with the Lenders, under which the Company borrowed an additional $5.0 million in term loans on March 1, 2021 from the Mezzanine Lenders (the “Term B1 Loan”).

Under the terms of the Mezzanine Loan Agreement, as amended, the Company may, at its sole discretion, borrow from the Mezzanine Lenders up to an additional $10.0 million in term loans   (the “Term B2 Loan”).  The Term B1 Loan and Term B2 Loan, together with the Term A Loan, are referred to herein as the “Term Loans.” The Term B2 Loan will be available for draw if the Company receives approval from the FDA of the NDA for VP-102 prior to September 30, 2021 and the Company maintains compliance with the minimum liquidity covenant until the earlier of September 30, 2021 or the occurrence of an event of default.

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

Under the terms of the Mezzanine Loan Agreement, as amended, the Company will be required to make a final payment fee of $3,750,000 payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”).  The Company is recording the final payment fee using the effective interest rate method over the term of the Term Loan with an increase in debt. The Company may prepay all, or any portion of the Term Loans upon 5 business days advance written notice to the Agent, provided that the Company will be obligated to pay a prepayment fee equal to (i) $1.5 million if  prepaid on or before October 26, 2021, (ii) $1.0 million if  prepaid between October 27, 2021 and October 26, 2022, and (iii)  $0.5 million if prepaid between October 27, 2022 and October 26, 2023 and (iv) no prepayment fee if prepaid after October 26, 2023 (each, a “Prepayment Fee”).

The Company may terminate the revolving credit line under the Senior Loan Agreement at any time upon three business days advance written notice to the Senior Lender. If the Company terminates the revolving credit line prior to the Maturity Date, it must pay to the Senior Lender an early termination fee of $50,000 (the “Termination Fee”).

Under the Loan Agreements, as amended, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of December 31, 2020 the Company is in compliance with all covenants.

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

The Company believes that, without additional financing, it is probable that it will not be in compliance with its minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and the assessment that it is probable that the minimum liquidity ratio covenant will not be met, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of December 31, 2020.

Upon entering into the Loan Agreement, the Company received proceeds of $35.0 million in term loans and incurred debt discount and issuance costs of $3.3 million. The terms of the Loan Agreements as amended include a final payment fee of $3.8 million, classified as a contra-liability on the balance sheet as of December 31, 2020.  The Company incurred additional debt issuance costs related to the revolving credit line of $0.1 million, classified as other non-current assets in the balance sheet as of December 31, 2020.  These costs related to the revolving credit line are being amortized to interest expense over the life of the loans using the straight-line method.

For the year ended December 31, 2020, the Company recognized interest expense of $3.0 million, of which $2.1 million was interest on the term loan and $0.9 million, was noncash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of December 31, 2020 (in thousands):

Gross proceeds	$35,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(3,435)
Total short-term debt, net	$35,315

In the event the Company maintains compliance with its minimum liquidity covenant to avoid an acceleration of payments, the aggregate maturities of debt as of December 31, 2020 are as follows (in thousands):

2021	$—
2022	13,125
2023	17,500
2024 (1)	4,375
Total	$35,000
(1) Excludes the final payment fee due at time of maturity.

Note 12–Income Taxes

There is no provision for income taxes as the Company has incurred operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Tax computed at statutory federal income tax rate	$(8,966)	$(5,923)
State taxes, net of federal benefit	(2,938)	(2,312)
Permanent items	1,283	70
R&D credits	(2,405)	—
Other	(2)	(285)
Change in valuation allowance	13,028	8,450
Income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$23,881	$14,370
Research and development credits	2,405	—
Share-based compensation	2,170	1,128
Lease liabilities	549	54
Accrued compensation	388	321
Other	12	12
Total deferred tax assets	29,405	15,885
Less valuation allowance	(28,863)	(15,835)
Deferred tax asset, net of valuation allowance	542	50
Deferred tax liabilities:
Right-of-use assets	(532)	(32)
Fixed assets	(10)	(18)
Total deferred tax liabilities	(542)	(50)
Net deferred tax assets	$—	$—

The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $82.7 million and $84.1 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033.  Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. As of December 31, 2020, the Company had federal and state research and development carryforwards of $2.4 million. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards may be limited.  The Company has not done an analysis to determine whether or not ownership changes have occurred since inception.

As of December 31, 2019, the Company had uncertain tax positions related to federal income tax credits for its research and development activities.  The total amount of unrecognized tax benefits was $1.5 million. The Company released the uncertain tax position in 2020 and as of December 31, 2020 has recognized a deferred tax benefit of $2.4 million of federal income tax credits for its research and development activities. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31,

2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.  The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2017 and subsequent federal and state tax years for the Company remain open for the assessment of income taxes.

Note 13—License and Collaboration Agreements

In August 2020, the Company entered into an option agreement with Torii Pharmaceutical Co., Ltd. (“Torii”) for the development and commercialization of the Company’s product candidates for the treatment of molluscum contagiosum and common warts in Japan, including VP-102 (the “Option Agreement”).  Torii paid the Company $0.5 million to secure the exclusive option.  The $0.5 million is included in deferred revenue as of December 31, 2020 in the balance sheet.

On March 2, 2021, Torii exercised the exclusive option in the Option Agreement.  On March 17, 2021, the Company entered into a collaboration and license agreement (the “Torii Agreement”) with Torii, pursuant to which the Company granted Torii an exclusive license to develop and commercialize the Company’s product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, the Company granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

Pursuant to the Torii Agreement, the Company is entitled to receive an up-front payment from Torii of $11.5 million. Additionally, the Company is entitled to receive from Torii an additional $58 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales.  The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

The Torii Agreement expires on a product-by-product basis upon expiration of Torii’s obligation under the agreement to make transfer price payments for such product.  Torii has the right to terminate the agreement upon specified prior written notice to us.  Additionally, either party may terminate the agreement in the event of an uncured material breach of the agreement by, or insolvency of, the other party.  The Company may terminate the agreement in the event that Torii commences a legal action challenging the validity, enforceability or scope of any licensed patents.

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma (the” Lytix Agreement”).  As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020.  In addition, in February 2021, the Company paid Lytix a one-time $2.3 million payment upon the achievement by Lytix of a regulatory milestone. The $0.3 million was recognized in research and development expense in the statement of operations for the year ended December 31, 2020.   The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2020.

As disclosed in Part II Item 9A Controls and procedures in our Annual Report on Form 10-K for the year ended December 31, 2019, during the fourth quarter of 2019 management identified a material weakness in our information technology (“IT”) general controls (collectively, “ITGCs”) and related IT-dependent process level controls, which are part of our internal control over financial reporting.

We implemented our previously disclosed remediation plan for the material weakness related to ineffective segregation of duties within this IT system in 2020 by transferring key administrative access to a third-party IT vendor.  During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective.  As a result, we have concluded the material weakness has been remediated as of December 31, 2020.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Remediation of Material Weakness

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. We remediated the deficiency related to ineffective segregation of duties within this IT system in 2020 by transferring key administrative access to a third-party IT vendor.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above regarding the material weakness, there have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

3.2

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

4.1

Description of Verrica Pharmaceuticals Inc. Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

10.1

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 20, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.2+

2013 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.3+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.4+

2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.5+

Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice, and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.6+

Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.7

Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of December 2, 2015, as amended on March 29, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.8+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.9#

Supply Agreement, by and between the Registrant and Funing County Development Brucea Javanica Professional Cooperatives, dated as of July 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 7, 2018)

10.10

Second Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 7, 2019).

10.11

Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 1, 2019).

10.12+

Employment Agreement, by and between the Registrant and A. Brian Davis, dated as of October 18, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 6,2019).

10.13

Third Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of October 1, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 6, 2019).

10.14+

Amended and Restated Employment Agreement, by and between the Registrant and Ted White, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

10.15+

Amended and Restated Employment Agreement, by and between the Registrant and Joe Bonaccorso, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

10.16*

Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of March 10, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2020).

10.17*

Mezzanine Loan and Security Agreement, by and among the Company, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P., dated as of March 10, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2020).

10.18

First Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of March 12, 2020 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2020).

10.19

Second Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 5, 2020).

10.20*

Exclusive License Agreement, by and between the Registrant and Lytix Biopharma AS, dated as of August 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2020).

10.21*	First Amendment to Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of October 26, 2020.

10.22*	First Amendment to Mezzanine Loan and Security Agreement, by and among the Company, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P., dated as of October 26, 2020.

23.1	Consent of KPMG LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
*

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

VERRICA PHARMACEUTICALS INC.

	By:	/s/ Ted White
March 17, 2021		Ted White President and Chief Executive Officer

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

Signature	Title	Date

/s/ Ted White Ted White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2021

/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2021

/s/ Paul B. Manning Paul B. Manning	Chairman of the Board of Directors	March 17, 2021

/s/ Sean Stalfort Sean Stalfort	Director	March 17, 2021

/s/ Craig Ballaron Craig Ballaron	Director	March 17, 2021

/s/ Mark Prygocki Mark Prygocki	Director	March 17, 2021

/s/ Lawrence Eichenfield Lawrence Eichenfield	Director	March 17, 2021
/s Diem Nguyen
Diem Nguyen	Director	March 17, 2021