Form 10-Q
period 2021-03-31
Verrica Pharmaceuticals Inc.
filed 2021-05-07
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38529

Verrica Pharmaceuticals Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3137900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44 West Gay Street, Suite 400 West Chester, PA	19380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 453-3300

10 North High Street, Suite 200

West Chester, Pa 19380

(Former address of principal executive offices)

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

As of May 3, 2021, the registrant had 27,409,576 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$44,101	$10,686
Marketable securities	43,585	54,784
License receivable	11,500	—
Prepaid expenses and other assets	2,860	2,180
Total current assets	102,046	67,650
Property and equipment, net	3,329	3,102
Operating lease right-of-use asset	1,780	1,836
Other non-current assets	947	1,566
Total assets	$108,102	$74,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$878	$348
Accrued expenses and other current liabilities	2,881	3,114
Operating lease liability	230	198
Deferred revenue	—	500
Current debt, net	40,669	35,315
Total current liabilities	44,658	39,475
Operating lease liability	1,634	1,693
Total liabilities	46,292	41,168
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 27,595,864 shares issued and 27,490,720 shares outstanding as of March 31, 2021 and 25,546,257 shares issued and 25,441,113 shares outstanding as of December 31, 2020	3	3
Treasury stock, at cost, 105,144 shares as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	166,626	136,868
Accumulated deficit	(104,822)	(103,886)
Accumulated other comprehensive gain	3	1
Total stockholders’ equity	61,810	32,986
Total liabilities and stockholders’ equity	$108,102	$74,154

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

License revenue	$12,000	$—
Operating expenses:
Research and development	5,362	4,892
General and administrative	6,578	4,988
Total operating expenses	11,940	9,880
Income (loss) from operations	60	(9,880)
Other income (expense):
Interest income	32	278
Interest expense	(1,028)	(220)
Total other (expense) income	(996)	58
Net loss	$(936)	$(9,822)

Net loss per share, basic and diluted	$(0.04)	$(0.39)
Weighted average common shares outstanding, basic and diluted	25,602,404	24,964,167

Net loss	$(936)	$(9,822)
Other comprehensive gain:
Unrealized gain on marketable securities	2	—
Comprehensive loss	$(934)	$(9,822)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2021	25,546,257	$3	$136,868	$—	$(103,886)	105,144	$—	$1	$32,986
Issuance of common stock net of issuance costs	2,033,899	—	28,115	—	—	—	—	—	28,115
Stock-based compensation	—	—	1,403	—	—	—	—	—	1,403
Exercise of stock options	15,708	—	240	—	—	—	—	—	240
Net loss	—	—	—	—	(936)	—	—	—	(936)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	2	2
March 31, 2021	27,595,864	$3	$166,626	$—	$(104,822)	105,144	$—	$3	61,810

January 1, 2020	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015
Repayment of subscription receivable	—	—	—	410	—	—	—	—	410
Stock-based compensation	—	—	998	—	—	—	—	—	998
Exercise of stock options	7,500	—	7	—	—	—	—	—	7
Net loss	—	—	—	—	(9,822)	—	—	—	(9,822)
March 31, 2020	25,919,637	$3	$127,599	$—	$(71,014)	105,144	$—	$20	56,608

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(936)	$(9,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,403	998
Accretion of discounts on marketable securities	(14)	(93)
Depreciation expense	11	14
Non cash interest expense	393	65
Reduction in operating lease right-of-use asset	56	66
Changes in operating assets and liabilities:
License receivable	(11,500)	—
Prepaid expenses and other assets	13	701
Accounts payable	525	(82)
Accrued expenses and other current liabilities	(209)	279
Deferred revenue	(500)	—
Operating lease liability	(27)	(32)
Net cash used in operating activities	(10,785)	(7,906)
Cash flows from investing activities
Sales and maturities of marketable securities	20,500	24,355
Purchases of marketable securities	(9,285)	(5,382)
Purchases of property and equipment	(311)	(699)
Deposits	(69)	—
Net cash provided by investing activities	10,835	18,274
Cash flows from financing activities
Proceeds from exercise of stock options	240	7
Proceeds from issuance of debt, net	4,975	34,460
Proceeds from issuance of common stock, net of issuance costs	28,150	—
Repayment of subscription receivable	—	410
Net cash provided by financing activities	33,365	34,877
Net increase in cash and cash equivalents	33,415	45,245
Cash and cash equivalents at the beginning of the period	10,686	9,241
Cash and cash equivalents at the end of the period	$44,101	$54,486

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$253	$333
Change in unrealized gain on marketable securities	$2	$—
Cash paid for interest	$634	$—
Debt discount costs included in accrued expense at period end	$—	$125

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. On March 17, 2021, the Company entered into the Torii Agreement (Note 11), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2021, the Company had an accumulated deficit of $104.8 million.

In March 2020, the Company entered into a Mezzanine Loan Agreement (see Note 7) pursuant to which the Company borrowed (i) $35.0 million in March 2020 and (ii) $5.0 million on March 1, 2021.  As discussed in Note 7, the Mezzanine Loan Agreement was amended on October 26, 2020 and now includes a minimum liquidity covenant.  If the Company is not in compliance with the minimum liquidity ratio covenant, the outstanding debt and any related final payment fees, prepayment fees, and accrued interest become due upon demand.  The Company believes that, without additional financing, it is probable that it will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months.  Even if the Company is not in compliance with the minimum liquidity covenant and the debt becomes due, management believes the Company currently has sufficient funds to meet its operational requirements for at least the next twelve months from the issuance of these financial statements.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2020 were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company initially decided to delay the initiation of its previously planned Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as its previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts. Based on feedback from the FDA regarding a potential Phase 3 trial protocol, we are currently evaluating conducting an additional Phase 2 clinical trial of VP-102 for the treatment of common warts.

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

Significant Accounting Policies

Revenue

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License Revenues

The Company’s revenues have been solely generated through licensing arrangements. The terms of the agreement typically include payments to the Company of one or more of the following: nonrefundable, up-front license fees: regulatory and commercial milestone payments; payments for manufacturing supply services; materials shipped to support development; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:

(i)	identification of the promised goods or services in the contract;
(ii)	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company also assesses whether there is an option in a contract to acquire additional goods or services. An option gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that the Company considers in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, the Company recognizes revenue when those future goods or services are transferred or when the options expire.

The Company’s revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements.

Royalties: If the Company is entitled to receive sales-based royalties from its collaborator, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Manufacturing Supply and Research Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

The Company receives payments from its licensees based on schedules established in each contract. Upfront payments are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.  See Note 11 for a full discussion of the Company’s license revenue.

There have been no material changes in the Company’s other significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of March 31,
	2021	2020
Shares issuable upon exercise of stock options	3,571,708	2,563,674
Non-vested shares under restricted stock grants	475,000	1,148,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$9,305	$3	$—	$9,308
Commercial paper	34,277	—	—	34,277
Total marketable securities	$43,582	$3	$—	$43,585

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,607	$2	$—	$11,609
Commercial paper	41,674	—	(1)	41,673
Asset-backed securities	1,502	—	—	1,502
Total marketable securities	$54,783	$2	$(1)	$54,784

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$9,308	$—	$—	$9,308
Commercial paper	—	34,277	—	34,277
Total assets	$9,308	$34,277	$—	$43,585

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$11,609	$—	$—	$11,609
Commercial paper	—	41,673	—	41,673
Asset-backed securities	—	1,502	—	1,502
Total assets	$11,609	$43,175	$—	$54,784

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2021	2020
Office furniture and fixtures	$299	$117
Machinery and equipment	128	102
Leasehold improvements	101	101
Office equipment	52	52
Construction in process	2,887	2,857
	3,467	3,229
Accumulated depreciation	(138)	(127)
Total property and equipment, net	$3,329	$3,102

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Compensation and related costs	$893	$1,338
Clinical trials and drug development	836	611
Professional fees	465	447
Construction in process	175	277
Interest expense	250	219
Other accrued expenses and other current liabilities	262	222
Total accrued expenses and other current liabilities	$2,881	$3,114

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

The Company leases office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expires in May 2021. On July 1, 2019, the Company entered into a new lease for office space located in West Chester which was further amended on March 12, 2020 to include additional office space. The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense. At the commencement date of the new lease, the Company recorded a right-of-use asset of $1.9 million and a lease liability of $1.9 million on the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating lease:
Operating lease costs	$89	$58
Short-term lease costs	5	6
Total rent expense	$94	$64

Maturities of the Company’s operating lease, excluding short-term leases, as of March 31, 2021 are as follows (in thousands):

Remainder of 2021	$283
2022	343
2023	349
2024	355
2025	360
Thereafter	613
Total undiscounted lease liability	2,303
Less: Imputed interest	(439)
Operating lease liability	$1,864

The weighted-average remaining term of the Company’s operating lease was 6.42 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liability was 6.25% as of March 31, 2021.

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

On October 26, 2020, the Company entered into (i) the first amendment to the Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) and (ii) the first amendment to the Senior Loan Agreement (the “Senior Loan Amendment” and together with the Mezzanine Loan Amendment the “Loan Agreement Amendments”) with the Lenders, under which the Company borrowed an additional $5.0 million in term loans on March 1, 2021 (the “Term B1 Loan”).

Under the terms of the Mezzanine Loan Agreement, as amended, the Company may, at its sole discretion, borrow from the Mezzanine Lenders up to an additional $10.0 million in term loans (the “Term B2 Loan”).  The Term B1 Loan and Term B2 Loan, together with the Term A Loan, are referred to herein as the “Term Loans.” The Term B2 Loan will be available for draw if the Company receives approval from the FDA for VP-102 prior to September 30, 2021 and the Company maintains compliance with the minimum liquidity covenant until the earlier of September 30, 2021 or the occurrence of an event of default.

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

Under the terms of the Mezzanine Loan Agreement, as amended, the Company will be required to make a final payment fee of $3,750,000 payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”).  The Company is recording the final payment fee to interest expense using the effective interest rate method over the term of the Term Loan with an increase in long-term debt. The Company may prepay all, or any portion of the Term Loans upon 5 business days’ advance written notice to the Agent, provided that the Company will be obligated to pay a prepayment fee equal to (i) $1.5 million if  prepaid on or before October 26, 2021, (ii) $1.0 million if  prepaid between October 27, 2021 and October 26, 2022, and (iii) $0.5 million if prepaid between October 27, 2022 and October 26, 2023 and (iv) no prepayment fee if prepaid after October 26, 2023 (each, a “Prepayment Fee”).

The Company may terminate the revolving credit line under the Senior Loan Agreement at any time upon three business days’ advance written notice to the Senior Lender. If the Company terminates the revolving credit line prior to the Maturity Date, it must pay to the Senior Lender an early termination fee of $50,000 (the “Termination Fee”).

Under the Loan Agreements, as amended, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of March 31, 2021 the Company is in compliance with all covenants.

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

The Company believes that, without additional financing, it is probable that it will not be compliant with its minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and the assessment that it is probable that the minimum liquidity ratio covenant will not be met, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of March 31, 2021.

The Company borrowed $35.0 million upon entering into the Loan Agreement in March 2020, and an additional $5.0 million on March 1, 2021. The Company has incurred debt discount and issuance costs of $4.3 million, including the final payment fee of $3.8 million, that are classified as a contra-liability on the condensed balance sheet.  The Company incurred additional debt issuance costs related to the revolving credit line of $0.1 million, classified as other non-current assets in the condensed balance sheet.  These costs related to the revolving credit line are being amortized to interest expense over the life of the loans using the straight-line method.

For the three months ended March 31, 2021, the Company recognized interest expense of $1.0 million, of which $0.7 million was interest on the term loan and $0.3 million, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of March 31, 2021 (in thousands):

Gross proceeds	$40,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(3,081)
Total short-term debt, net	$40,669

In the event the Company maintains compliance with its minimum liquidity covenant to avoid an acceleration of payments, the aggregate maturities of debt as of March 31, 2021 are as follows (in thousands):

Remainder of 2021	$—
2022	6,667
2023	26,667
2024 (1)	6,666
$40,000
(1) Excludes the final payment fee due at time of maturity.

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2021 and 2020 as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Research and development	$298	$177
General and administrative	1,105	821
Total stock-based compensation	$1,403	$998

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2020	2,901,908	$9.57	8.0	$7,702,295
Granted	736,900	14.50
Exercised	(15,708)	15.27
Forfeitures	(51,392)	14.64
Expired	—
Outstanding as of March 31, 2021	3,571,708	$10.49	8.2	$16,724,827
Options vested and exercisable as of March 31, 2021	1,403,303	$8.99	6.9	$8,684,447

As of March 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $16.6 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

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

The following is a summary of changes in the status of non-vested RSUs:

		Weighted average
		grant date
	Number of shares	fair value
Non-vested as of December 31, 2020	475,000	$11.74
Granted	—
Forfeitures	—
Non-vested as of March 31, 2021	475,000	$11.74

No compensation expenses have been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of March 31, 2021.  As of March 31, 2021, the total unrecognized compensation expense related to the restricted stock units was $5.6 million.

Note 9—Related Party Transactions

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses under the SA of $15,000 for each period, which were primarily included in general and administrative expenses.

As of March 31, 2021, the Company had no payables due to PBM and its affiliates.

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

Pursuant to the Torii Agreement, the Company received an up-front payment from Torii of $11.5 million in April 2021. Additionally, the Company is entitled to receive from Torii an additional $58 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales.  The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2019 and 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021. Our financial statements have been prepared in accordance with U.S. GAAP.

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

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received an up-front payment from Torii of $11.5 million in April 2021.  Additionally, we are entitled to receive from Torii an additional $58.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales

In August 2020, we entered into an exclusive license agreement with Lytix Biopharma AS, or Lytix, pursuant to which we obtained a worldwide, license for certain technology of Lytix to develop LTX-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma.  We intend to submit an Investigational New Drug Application, or IND, for LTX-315 in the second half of 2021.

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

On March 25, 2021, we closed a follow-on public offering in which we sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021, combined with the $11.5 million up-front payment we received pursuant to the Torii Agreement in April 2021, will be sufficient to support our planned operations at least through the second quarter of 2023.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2021 and the year ended December 31, 2020, our net loss was $0.9 million and $42.7 million, respectively. As of March 31, 2021, we had an accumulated deficit of $104.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

•	seek to in-license or acquire additional product candidates for other dermatological conditions;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company

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

A summary of our significant accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. However, we believe that the additional accounting policies disclosed in Note 2 to our condensed financial statement are important to understanding and evaluating our reported financial results.

Components of Results of Operations

License Revenue

We have not received any revenue from product sales since our inception. License revenue represents revenue from the Torii Agreement pursuant to which the Company granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan including VP-102.

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

Results of Operations for the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change

License revenue	$12,000	$—	$12,000
Operating expenses:
Research and development	5,362	4,892	470
General and administrative	6,578	4,988	1,590
Total operating expenses	11,940	9,880	2,060
Income (loss) from operations	60	(9,880)	9,940
Other income (expense):
Interest income	32	278	(246)
Interest expense	(1,028)	(220)	(808)
Total other (expense) income	(996)	58	(1,054)
Net loss	$(936)	$(9,822)	$8,886

License Revenue

License revenue was $12.0 million for the three months ended March 31, 2021 compared to no license revenue for the three months ended March 31, 2020.  Pursuant to the exercise of the license option on March 17, 2021 per the Torii Agreement, the Company recognized revenue of $12.0 million comprised of (i) $0.5 received in December 2020, reflected as deferred revenue on the balance sheet ended December 31, 2020 and (ii) the $11.5 million up-front payment paid in April 2021, reflected as a receivable on the balance sheet as of March 31, 2021.

Research and Development Expenses

Research and development expenses were $5.4 million for the three months ended March 31, 2021, compared to $4.9 million for the three months ended March 31, 2020. The increase of $0.5 million was primarily attributable to a one-time $2.3 million milestone payment made to Lytix upon the achievement of a regulatory milestone for LTX-315, partially offset by decreased CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts, and common warts.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended March 31, 2021, compared to $5.0 million for the three months ended March 31, 2020. The increase of $1.6 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.  The decrease of $0.2 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the three months ended March 31, 2021 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, as well as in a subsequent offering of our common stock noted below, receiving aggregate net proceeds of $114.9 million from our IPO, $40.0 million of gross proceeds from the Mezzanine Loan Agreement noted below and $28.1 million of net proceeds from our public offering of common stock in March 2021.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $87.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On March 25, 2021, we closed a follow-on public offering in which we sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses.

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

Under the terms of the Mezzanine Loan Agreement, as amended, we may, at our sole discretion, borrow from the Mezzanine Lenders up to an additional $10.0 million in term loans, or the Term B2 Loan.  The Term B2 Loan will be available for draw if we receive approval from the FDA for VP-102 prior to September 30, 2021 and maintain compliance with the minimum liquidity covenant until the earlier of September 30, 2021 or the occurrence of an event of default.

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

Under the Loan Agreements, as amended, we are subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of March 31, 2021, we were in compliance with all covenants.

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

We believe that without additional financing, it is probable that we will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and assessment that it is probable that the minimum liquidity ratio covenant will not be met, we have classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of March 31, 2021.  Even if we are not in compliance with the minimum liquidity covenant and the debt becomes due, we believe that we currently have sufficient funds to meet our operating requirements for at least the next twelve months from the issuance of these financial statements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(10,785)	$(7,906)
Net cash provided by investing activities	10,835	18,274
Net cash provided by financing activities	33,365	34,877
Net increase in cash and cash equivalents	$33,415	$45,245

Operating Activities

During the three months ended March 31, 2021, operating activities used $10.8 million of cash, primarily resulting from a change in operating assets and liabilities of $11.7 million due to an increase in license receivables of $11.5 million related to the Torii Agreement (See Note 11 – License and Collaboration Agreements) and a net loss of $0.9 million, offset by non-cash stock-based compensation of $1.4 million and non-cash interest of $0.4 million. Revenue of $12.0 million related to the Torii Agreement was reflected in the net loss for the three months ended March 31, 2021.

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

Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities of $10.8 million was due to sales and maturities of marketable securities of $20.5 million, partially offset by purchases of marketable securities of $9.3 million and purchase of property and equipment of $0.3 million.

During the three months ended March 31, 2020, net cash provided by investing activities of $18.3 million was primarily due to sales and maturities of marketable securities of $24.4 million partially offset by purchases of marketable securities of $5.4 million.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities of $33.4 million was primarily due to proceeds of $28.1 million, net of issuance costs from the issuance of common stock and proceeds of $5.0 million from the issuance of debt.

During the three months ended March 31, 2020, net cash provided by financing activities of $34.9 million was primarily due to proceeds of $34.5 million, net of third-party fees and issuance costs from the issuance of debt.

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

We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2021, combined with the $11.5 million up-front payment we received pursuant to the Torii Agreement in April 2021, will be sufficient to support our planned operations, at least through the second quarter of 2023. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of March 31, 2021, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Disclosure Controls and Procedures

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A.	Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 17, 2021. There have been no material changes to the risk factors described in that report.

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

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1+	Collaboration and License Agreement, by and between the Company and Torii Pharmaceutical Co., Ltd., dated March 17, 2021 (filed herewith).

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

!01.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+

Certain portions of this exhibit, indicated by asteriks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

VERRICA PHARMACEUTICALS INC.

May 7, 2021	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ A. Brian Davis
A. Brian Davis
Chief Financial Officer
(Principal Financial Officer)