Form 10-Q
period 2021-06-30
Verrica Pharmaceuticals Inc.
filed 2021-08-10
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

N/A

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

As of August 2, 2021, the registrant had 27,514,720 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$24,706	$10,686
Marketable securities	65,423	54,784
Prepaid expenses and other assets	3,245	2,180
Total current assets	93,374	67,650
Property and equipment, net	3,648	3,102
Operating lease right-of-use asset	1,723	1,836
Other non-current assets	285	1,566
Total assets	$99,030	$74,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$783	$348
Accrued expenses and other current liabilities	3,252	3,114
Operating lease liability	235	198
Financing lease liability	7	—
Deferred revenue	—	500
Short term debt	41,005	35,315
Total current liabilities	45,282	39,475
Operating lease liability	1,573	1,693
Financing lease liability	19	—
Total liabilities	46,874	41,168
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 authorized; 27,619,864 shares issued and 27,514,720 shares outstanding as of June 30, 2021; 25,546,257 shares issued and 25,441,113 shares outstanding as of December 31, 2020	3	3
Additional paid-in capital	168,751	136,868
Accumulated deficit	(116,597)	(103,886)
Accumulated other comprehensive (loss) gain	(1)	1
Total stockholders’ equity	52,156	32,986
Total liabilities and stockholders’ equity	$99,030	$74,154

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

License revenue	$—	$—	$12,000	$—
Operating expenses:
Research and development	3,447	3,521	8,809	8,413
General and administrative	7,284	5,110	13,861	10,098
Total operating expenses	10,731	8,631	22,670	18,511
Loss from operations	(10,731)	(8,631)	(10,670)	(18,511)
Other income (expense):
Interest income	33	126	65	404
Interest expense	(1,077)	(904)	(2,106)	(1,124)
Total other expense	(1,044)	(778)	(2,041)	(720)
Net loss	$(11,775)	$(9,409)	$(12,711)	$(19,231)

Net loss per share, basic and diluted	$(0.43)	$(0.38)	$(0.46)	$(0.77)
Weighted average common shares outstanding, basic and diluted	27,513,665	24,965,634	27,697,985	24,964,900

Net loss	$(11,775)	$(9,409)	$(12,711)	$(19,231)
Other comprehensive gain:
Unrealized (loss) gain on marketable securities	(4)	12	(2)	12
Comprehensive loss	$(11,779)	$(9,397)	$(12,713)	$(19,219)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2021	25,546,257	$3	$136,868	$—	$(103,886)	105,144	$—	$1	$32,986
Stock-based compensation	—	—	1,403	—	—	—	—	—	1,403
Issuance of common stock, net of issuance costs	2,033,899	—	28,115	—	—	—	—	—	28,115
Exercise of stock options	15,708	—	240	—	—	—	—	—	240
Net loss	—	—	—	—	(936)	—	—	—	(936)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	2	2
March 31, 2021	27,595,864	3	166,626	—	(104,822)	105,144	—	3	61,810
Stock-based compensation	—	—	1,848	—	—	—	—	—	1,848
Exercise of stock options	24,000	—	277	—	—	—	—	—	277
Net loss	—	—	—	—	(11,775)	—	—	—	(11,775)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	(4)	(4)
June 30, 2021	27,619,864	$3	$168,751	$—	$(116,597)	105,144	$—	$(1)	$52,156

January 1, 2020	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015
Repayment of subscription receivable	—	—	—	410	—	—	—	—	410
Stock-based compensation	—	—	998	—	—	—	—	—	998
Exercise of stock options	7,500	—	7	—	—	—	—	—	7
Net loss	—	—	—	—	(9,822)	—	—	—	(9,822)
March 31, 2020	25,919,637	3	127,599	—	(71,014)	105,144	—	20	56,608
Stock-based compensation	—	—	1,252	—	—	—	—	—	1,252
Net loss	—	—	—	—	(9,409)	—	—	—	(9,409)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	12	12
June 30, 2020	25,919,637	$3	$128,851	$—	$(80,423)	105,144	$—	$32	$48,463

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,711)	$(19,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,251	2,250
Accretion of discounts on marketable securities	(25)	(121)
Depreciation expense	48	26
Non cash interest expense	729	328
Reduction in operating lease right-of-use asset	113	111
Changes in operating assets and liabilities:
Prepaid expenses and other assets	218	(709)
Accounts payable	435	112
Accrued expenses and other current liabilities	239	798
Deferred revenue	(500)	—
Operating lease liability	(83)	(64)
Net cash used in operating activities	(8,286)	(16,500)
Cash flows from investing activities
Sales and maturities of marketable securities	35,600	44,355
Purchases of marketable securities	(46,216)	(22,136)
Purchases of property and equipment	(607)	(815)
Deposits	(77)	—
Net cash (used in) provided by investing activities	(11,300)	21,404
Cash flows from financing activities
Proceeds from exercise of stock options	513	7
Proceeds from issuance of common stock, net of issuance costs	28,119	—
Proceeds from issuance of debt, net	4,975	34,460
Debt issuance costs	—	(90)
Repayment of financing lease	(1)	—
Repayment of subscription receivable	—	410
Net cash provided by financing activities	33,606	34,787
Net increase in cash and cash equivalents	14,020	39,691
Cash and cash equivalents at the beginning of the period	10,686	9,241
Cash and cash equivalents at the end of the period	$24,706	$48,932

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$239	$429
Debt issuance costs accrued at period end	$—	$25
Change in unrealized gain on marketable securities	$(2)	$12
Cash paid for interest	$1,376	$585

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Nature of Business

Verrica Pharmaceuticals Inc. (the “Company”) was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a dermatology therapeutics company developing medications for skin diseases requiring medical interventions.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. On March 17, 2021, the Company entered into the Torii Agreement (Note 11), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2021, the Company had an accumulated deficit of $116.6 million.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2020, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of June 30,
	2021	2020
Shares issuable upon exercise of stock options	3,762,336	2,608,178
Non-vested shares under restricted stock grants	475,000	1,148,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$14,772	$1	$(1)	$14,772
Commercial paper	50,651	—	—	50,651
Total marketable securities	$65,423	$1	$(1)	$65,423

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,607	$2	$—	$11,609
Commercial paper	41,674	—	(1)	41,673
Asset-backed securities	1,502	—	—	1,502
Total marketable securities	$54,783	$2	$(1)	$54,784

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$14,772	$—	$—	$14,772
Commercial paper	—	50,651	—	50,651
Total assets	$14,772	$50,651	$—	$65,423

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$11,609	$—	$—	$11,609
Commercial paper	—	41,673	—	41,673
Asset-backed securities	—	1,502	—	1,502
Total assets	$11,609	$43,175	$—	$54,784

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2021	2020
Office furniture and fixtures	$343	$117
Machinery and equipment	128	102
Leasehold improvements	101	101
Office equipment	301	52
Automobiles	26	—
Construction in process	2,923	2,857
	3,822	3,229
Accumulated depreciation	(174)	(127)
Total property and equipment, net	$3,648	$3,102

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Compensation and related costs	$1,089	$1,338
Commercial costs	981	—
Clinical trials and drug development	385	611
Professional fees	188	447
Construction in process	175	277
Interest expense	242	219
Other accrued expenses and other current liabilities	192	222
Total accrued expenses and other current liabilities	$3,252	$3,114

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

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not act as a lessor.

The Company leased office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expired in May 2021. On July 1, 2019, the Company entered into a new lease for office space located in West Chester which was further amended on March 12, 2020 to include additional office space. The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense. At the commencement date of the new lease, the Company recorded a right-of-use asset of $1.9 million and a lease liability of $1.9 million on the condensed balance sheet.

The Company leases vehicles under financing leases that expire through 2025.  The net basis of the vehicle lease of $26 thousand is recorded as property and equipment on the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization lease assets	$1	$—	$1	$—
Finance lease costs	1	—	1	—
Total finance lease costs	$2	$—	$2	$—
Operating lease:
Operating lease costs	$84	$47	$175	$105
Short-term lease costs	5	7	10	13
Total lease expense	$89	$54	$185	$118

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of June 30, 2021 are as follows (in thousands):

	June 30, 2021
	Operating	Finance
2021 (remaining 6 months)	170	4
2022	343	7
2023	349	7
2024	355	8
2025	360	2
Thereafter	614	—
Total lease payments	2,191	28
Less imputed interest	(383)	(2)
Lease liability	$1,808	$26

The weighted average remaining term and discount rate are as follows:

Other information:	Operating	Finance
Weighted average remaining lease term	6.17	3.83
Weighted-average discount rate	6.25%	4.35%

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

Under the terms of the Mezzanine Loan Agreement, as amended, the Company may, at its sole discretion, borrow from the Mezzanine Lenders up to an additional $10.0 million in term loans (the “Term B2 Loan”).  The Term B1 Loan and Term B2 Loan, together with the Term A Loan, are referred to herein as the “Term Loans.” The Term B2 Loan will be available for draw if the Company receives approval from the FDA for VP-102 prior to September 30, 2021, and the Company maintains compliance with the minimum liquidity covenant until the earlier of September 30, 2021, or the occurrence of an event of default.

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

All of the Loans mature on March 1, 2024 (the “Maturity Date”). The Term Loans will be interest-only through March 31, 2022, followed by 24 equal monthly payments of principal and interest; provided that if the Company draws the Term B2 Loan, the Term Loans will be interest-only through September 30, 2022, followed by 18 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

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

Under the Loan Agreements, as amended, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of June 30, 2021 the Company is in compliance with all covenants.

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Loan Agreements, the breach of certain of its other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect, the Agent and the Lenders will have the right, among other remedies, to declare all principal and interest immediately due and payable, to exercise secured party remedies, to receive the Final Payment and Termination Fee and, if the payment of principal and interest is due prior to the Maturity Date, to receive the applicable Prepayment Fee. The Loan Agreements also include subjective acceleration clauses that permit the Lenders to accelerate the maturity date under certain circumstances, including a material adverse change in the Company’s business, operations, or financial condition or a material impairment of the prospect of repayment of the Company’s obligations to the Mezzanine Lenders. Pursuant to the Loan Agreement Amendments, the Company is subject to a minimum liquidity covenant defined as the balance of the of the Company’s unrestricted cash, cash equivalents, and marketable securities in accounts maintained at Silicon Valley Bank being greater than one and one half times the Company’s aggregate outstanding obligations to the Mezzanine Lenders under the Term A Loan.

The Company believes that, without additional financing, it is probable that it will not be compliant with its minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and the assessment that it is probable that the minimum liquidity ratio covenant will not be met, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of June 30, 2021.

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

For the three and six months ended June 30, 2021, the Company recognized interest expense of $1.0 million and $2.1 million, respectively, of which $0.7 million and $1.4 million, respectively, was interest on the term loan and $0.3 million and $0.7 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of June 30, 2021 (in thousands):

Gross proceeds	$40,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(2,745)
Total short-term debt, net	$41,005

In the event the Company maintains compliance with its minimum liquidity covenant to avoid an acceleration of payments, the aggregate maturities of debt as of June 30, 2021, are as follows (in thousands):

Remainder of 2021	$—
2022	6,667
2023	26,667
2024 (1)	6,666
$40,000
(1) Excludes the final payment fee due at time of maturity

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$425	$213	$723	$390
General and administrative	1,423	1,039	2,528	1,860
Total stock-based compensation	$1,848	$1,252	$3,251	$2,250

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2020	2,901,908	$9.57	8.04	$7,702,295
Granted	965,736	13.93
Exercised	(39,708)	12.92
Forfeitures	(51,392)	14.64
Expired	(14,208)	12.99
Outstanding as of June 30, 2021	3,762,336	$10.57	8.2	$7,340,595
Options vested and exercisable as of June 30, 2021	1,513,193	$9.04	6.9	$4,497,719

As of June 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $16.8 million, which the Company expects to recognize over a weighted-average period of 3.09 years.

Restricted Stock

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units, respectively to its executive officers.  As of June 30, 2021, 475,000 restricted stock units were outstanding.  The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2020	475,000	$11.74
Granted	—	—
Forfeitures	—	—
Nonvested as of June 30, 2021	475,000	$11.74

No compensation expenses have been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of June 30, 2021.  As of June 30, 2021, the total unrecognized compensation expense related to the restricted stock units was $5.6 million.

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

For the three months ended June 30, 2021 and 2020, the Company incurred expenses under the SA of $15,000 for each period. For the six months ended June 30, 2021 and 2020, the Company incurred expenses under the SA of $30,000 for each period.

As of June 30, 2021, the Company had no payables due to PBM and its affiliates.

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

Pursuant to the Torii Agreement, the Company received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. Additionally, the Company is entitled to receive from Torii an additional $58 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales.  The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma (the” Lytix Agreement”).  As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020.  In addition, in February 2021, the Company paid Lytix a one-time $2.3 million payment upon the achievement by Lytix of a regulatory milestone. The $0.3 and $2.3 million payments were recognized in research and development expense in the statement of operations for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively.   The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

Note 12 – Subsequent Event

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

Overview

We are a dermatology therapeutics company developing medications for skin diseases requiring medical interventions. Our lead product candidate, VP-102, is a proprietary drug-device combination of our topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. In addition to patent protection we are seeking, VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We believe VP-102 has the potential to qualify for pediatric exclusivity, which would provide for an additional six months of non-patent exclusivity.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019.  In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020.  In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021. In May 2021, we received further notice that the FDA extended the PDUFA goal date by three months to September 23, 2021, to allow the FDA to have additional time to review information submitted by the Company, including our training program and distribution model, in response to comments from the FDA regarding the Company’s human factors study.

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

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.  Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021.  Additionally, we are entitled to receive from Torii an additional $58.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales.

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

We have been actively monitoring the novel coronavirus, or COVID-19, pandemic and its impact globally. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, we decided to delay the initiation of our previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

On March 25, 2021, we closed a follow-on public offering in which we sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2021 will be sufficient to support our planned operations at least into the first quarter of 2023.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2021 and 2020, our net loss was $12.7 million and $19.2 million, respectively. As of June 30, 2021, we had an accumulated deficit of $116.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Results of Operations for the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$3,447	$3,521	$(74)
General and administrative	7,284	5,110	2,174
Total operating expenses	10,731	8,631	2,100
Loss from operations	(10,731)	(8,631)	(2,100)
Other income (expense):
Interest income	33	126	(93)
Interest expense	(1,077)	(904)	(173)
Total other expense	(1,044)	(778)	(266)
Net loss	$(11,775)	$(9,409)	$(2,366)

Research and Development Expenses

Research and development expenses were $3.4 million for the three months ended June 30, 2021, compared to $3.5 million for the three months ended June 30, 2020. The decrease of $0.1 million was primarily attributable to decreased clinical costs related to our development of VP-102 for external genital warts and common warts, partially offset by increased compensation costs.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended June 30, 2021, compared to $5.1 million for the three months ended June 30, 2020. The increase of $2.2 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities.  The decrease of $0.1 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the three months ended June 30, 2021 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
License revenue	$12,000	$—	$12,000
Operating expenses:
Research and development	8,809	8,413	396
General and administrative	13,861	10,098	3,763
Total operating expenses	22,670	18,511	4,159
Loss from operations	(10,670)	(18,511)	7,841
Other income (expense):
Interest income	65	404	(339)
Interest expense	(2,106)	(1,124)	(982)
Total other expense	(2,041)	(720)	(1,321)
Net loss	$(12,711)	$(19,231)	$6,520

License Revenue

License revenue was $12.0 million for the six months ended June 30, 2021 compared to no license revenue for the six months ended June 30, 2020.  Pursuant to the exercise of the license option on March 17, 2021 per the Torii Agreement, we recognized revenue of $12.0 million comprised of $0.5 received in December 2020, and an $11.5 million up-front payment paid in April 2021.

Research and Development Expenses

Research and development expenses were $8.8 million for the six months ended June 30, 2021, compared to $8.4 million for the six months ended June 30, 2020. The increase was primarily attributable to a one-time $2.3 million milestone payment made to Lytix upon the achievement of a regulatory milestone for LTX-315, partially offset by decreased CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts.

General and Administrative Expenses

General and administrative expenses were $13.9 million for the six months ended June 30, 2021, compared to $10.1 million for the six months ended June 30, 2020. The increase of $3.8 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities. The decrease of $0.3 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the six months ended June 30, 2021 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $90.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

All of the Loans mature on March 1, 2024, or the Maturity Date. The Term Loans will be interest-only through March 31, 2022, followed by 24 equal monthly payments of principal and interest; provided that if we draw the Term B2 Loan, the Term Loans will be interest-only through September 30, 2022, followed by 18 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

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

Under the Loan Agreements, as amended, we are subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of June 30, 2021, we were in compliance with all covenants.

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

We believe that without additional financing, it is probable that we will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months.  In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and assessment that it is probable that the minimum liquidity ratio covenant will not be met, we have classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of June 30, 2021.  Even if we are not in compliance with the minimum liquidity covenant and the debt becomes due, we believe that we currently have sufficient funds to meet our operating requirements for at least the next twelve months from the issuance of these financial statements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(8,286)	$(16,500)
Net cash (used in) provided by investing activities	(11,300)	21,404
Net cash provided by financing activities	33,606	34,787
Net increase in cash and cash equivalents	$14,020	$39,691

Operating Activities

During the six months ended June 30, 2021, operating activities used $8.3 million of cash, primarily resulting from a net loss of $12.7 million partially offset by non-cash stock-based compensation of $3.2 million and non-cash interest expense of $0.7 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accounts payable and accrued expenses of $0.7 million, partially offset by a decrease in deferred revenue of $0.5 million.

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

Investing Activities

During the six months ended June 30, 2021, net cash used by investing activities of $11.3 million was primarily due to purchases of marketable securities of $46.2 million partially offset by sales and maturities of marketable securities of $35.6 million.

During the six months ended June 30, 2020, net cash provided by investing activities of $21.4 million was primarily due to sales and maturities of marketable securities of $44.4 million, partially offset by purchases of marketable securities of $22.1 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities of $33.6 million was primarily due to proceeds of $28.1 million, net of issuance costs, from the issuance of common stock and proceeds of $5.0 million from the issuance of debt.

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

We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2021 will be sufficient to support our planned operations at least into the first quarter of 2023. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of June 30, 2021, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item. 1        Legal Proceedings

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

Risk Factors Summary

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

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1	Amended and Restated Non-Employee Director Compensation Policy (filed herewith).

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

VERRICA PHARMACEUTICALS INC.

August 10, 2021	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)