Form 10-Q
period 2021-09-30
Verrica Pharmaceuticals Inc.
filed 2021-11-12
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 27,519,053 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$20,442	$10,686
Marketable securities	59,053	54,784
Prepaid expenses and other assets	3,663	2,180
Total current assets	83,158	67,650
Property and equipment, net	3,668	3,102
Operating lease right-of-use asset	1,666	1,836
Other non-current assets	264	1,566
Total assets	$88,756	$74,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$904	$348
Accrued expenses and other current liabilities	3,877	3,114
Operating lease liability	239	198
Financing lease liability	6	—
Deferred revenue	—	500
Short term debt	41,348	35,315
Total current liabilities	46,374	39,475
Operating lease liability	1,512	1,693
Financing lease liability	18	—
Total liabilities	47,904	41,168
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 27,624,197 shares issued and 27,519,053 shares outstanding as of September 30, 2021; 25,546,257 shares issued and 25,441,113 shares outstanding as of December 31, 2020	3	3
Treasury stock, at cost, 105,144 shares as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	170,277	136,868
Accumulated deficit	(129,426)	(103,886)
Accumulated other comprehensive (loss) gain	(2)	1
Total stockholders’ equity	40,852	32,986
Total liabilities and stockholders’ equity	$88,756	$74,154

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

License revenue	$—	$—	$12,000	$—
Operating expenses:
Research and development	3,763	4,988	12,572	13,401
General and administrative	8,005	4,649	21,866	14,747
Total operating expenses	11,768	9,637	34,438	28,148
Loss from operations	(11,768)	(9,637)	(22,438)	(28,148)
Other income (expense):
Interest income	31	69	96	473
Interest expense	(1,092)	(918)	(3,198)	(2,042)
Total other expense	(1,061)	(849)	(3,102)	(1,569)
Net loss	$(12,829)	$(10,486)	$(25,540)	$(29,717)

Net loss per share, basic and diluted	$(0.47)	$(0.42)	$(0.95)	$(1.19)
Weighted average common shares outstanding, basic and diluted	27,516,477	24,988,939	26,884,527	24,972,972

Net loss	$(12,829)	$(10,486)	$(25,540)	$(29,717)
Other comprehensive gain:
Unrealized loss on marketable securities	(1)	(26)	(3)	(14)
Comprehensive loss	$(12,830)	$(10,512)	$(25,543)	$(29,731)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2021	25,546,257	$3	$136,868	$—	$(103,886)	105,144	$—	$1	$32,986
Stock-based compensation	—	—	1,403	—	—	—	—	—	1,403
Issuance of common stock, net of issuance costs	2,033,899	—	28,115	—	—	—	—	—	28,115
Exercise of stock options	15,708	—	240	—	—	—	—	—	240
Net loss	—	—	—	—	(936)	—	—	—	(936)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	2	2
March 31, 2021	27,595,864	3	166,626	—	(104,822)	105,144	—	3	61,810
Stock-based compensation	—	—	1,848	—	—	—	—	—	1,848
Exercise of stock options	24,000	—	277	—	—	—	—	—	277
Net loss	—	—	—	—	(11,775)	—	—	—	(11,775)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	(4)	(4)
June 30, 2021	27,619,864	$3	$168,751	$—	$(116,597)	105,144	$—	$(1)	$52,156
Stock-based compensation	—	—	1,481	—	—	—	—	—	1,481
Exercise of stock options	4,333	—	45	—	—	—	—	—	45
Net loss	—	—	—	—	(12,829)	—	—	—	(12,829)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	(1)	(1)
September 30, 2021	27,624,197	$3	$170,277	$—	$(129,426)	105,144	$—	$(2)	$40,852

January 1, 2020	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015
Repayment of subscription receivable	—	—	—	410	—	—	—	—	410
Stock-based compensation	—	—	998	—	—	—	—	—	998
Exercise of stock options	7,500	—	7	—	—	—	—	—	7
Net loss	—	—	—	—	(9,822)	—	—	—	(9,822)
March 31, 2020	25,919,637	3	127,599	—	(71,014)	105,144	—	20	56,608
Stock-based compensation	—	—	1,252	—	—	—	—	—	1,252
Net loss	—	—	—	—	(9,409)	—	—	—	(9,409)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	12	12
June 30, 2020	25,919,637	$3	$128,851	$—	$(80,423)	105,144	$—	$32	$48,463
Subscription receivable	51,049	—	446	(446)	—	—	—	—	—
Stock-based compensation	—	—	1,231	—	—	—	—	—	1,231
Unrealized gain on marketable securities	—	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	(10,486)	—	—	—	(10,486)
September 30, 2020	25,970,686	$3	$130,528	$(446)	$(90,909)	105,144	$—	$6	$39,182

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(25,540)	$(29,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,732	3,481
Accretion of discounts on marketable securities	14	(125)
Depreciation expense	102	31
Non cash interest expense	1,081	597
Reduction in operating lease right-of-use asset	170	130
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(233)	863
Accounts payable	522	(1,006)
Accrued expenses and other current liabilities	908	1,240
Deferred revenue	(500)	500
Operating lease liability	(140)	(102)
Net cash used in operating activities	(18,884)	(24,108)
Cash flows from investing activities
Sales and maturities of marketable securities	54,800	57,749
Purchases of marketable securities	(59,086)	(59,545)
Purchases of property and equipment	(646)	(926)
Deposits	(77)	—
Net cash used in investing activities	(5,009)	(2,722)
Cash flows from financing activities
Proceeds from exercise of stock options	558	7
Proceeds from issuance of common stock, net of issuance costs	28,119	—
Proceeds from issuance of debt, net	4,975	34,460
Debt issuance costs	—	(90)
Repayment of financing lease	(3)	—
Repayment of subscription receivable	—	410
Net cash provided by financing activities	33,649	34,787
Net increase in cash and cash equivalents	9,756	7,957
Cash and cash equivalents at the beginning of the period	10,686	9,241
Cash and cash equivalents at the end of the period	$20,442	$17,198

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$209	$455
Subscription receivable on exercise of options	$—	$446
Right-of-use asset obtained in exchange for lease obligation	$—	$1,910
Change in unrealized gain on marketable securities	$(3)	$(14)
Cash paid for interest	$2,117	$1,234

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. On March 17, 2021, the Company entered into the Torii Agreement (Note 11), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2021, the Company had an accumulated deficit of $129.4 million.

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

The Company believes its cash, cash equivalents and marketable securities of $79.5 million as of September 30, 2021 will be sufficient to support Company’s planned operations into the third quarter of 2022. Substantial additional financing will be needed by the Company to fund its operations. The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales of VP-102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2020 and the nine months ended September 30, 2021, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of September 30,
	2021	2020
Shares issuable upon exercise of stock options	3,553,361	2,812,752
Non-vested shares under restricted stock grants	425,000	1,323,859

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$10,255	$1	$—	$10,256
Commercial paper	38,368	—	—	38,368
Asset-backed securities	10,431	—	(2)	10,429
Total marketable securities	$59,054	$1	$(2)	$59,053

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,607	$2	$—	$11,609
Commercial paper	41,674	—	(1)	41,673
Asset-backed securities	1,502	—	—	1,502
Total marketable securities	$54,783	$2	$(1)	$54,784

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$10,256	$—	$—	$10,256
Commercial paper	—	38,368	—	38,368
Asset-backed securities	—	10,429	—	10,429
Total assets	$10,256	$48,797	$—	$59,053

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$11,609	$—	$—	$11,609
Commercial paper	—	41,673	—	41,673
Asset-backed securities	—	1,502	—	1,502
Total assets	$11,609	$43,175	$—	$54,784

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2021	2020
Office furniture and fixtures	$301	$117
Machinery and equipment	467	102
Leasehold improvements	45	101
Office equipment	6	52
Automobiles	27	—
Construction in process	2,935	2,857
	3,781	3,229
Accumulated depreciation	(113)	(127)
Total property and equipment, net	$3,668	$3,102

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Compensation and related costs	$1,719	$1,338
Commercial costs	984	—
Clinical trials and drug development	386	611
Professional fees	296	447
Construction in process	175	277
Interest expense	242	219
Other accrued expenses and other current liabilities	75	222
Total accrued expenses and other current liabilities	$3,877	$3,114

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

The Company leases vehicles under financing leases that expire through 2025. The net basis of the vehicle lease of $24 thousand is recorded as property and equipment on the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization lease assets	$2	$—	$3	$—
Interest on lease liabilities	—	—	—	—
Total finance lease costs	$2	$—	$3	$—
Operating lease:
Operating lease costs	$85	$35	$260	$141
Short-term lease costs	5	3	16	16
Total operating lease expense	$90	$38	$276	$157

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of September 30, 2021 are as follows (in thousands):

	September 30, 2021
	Operating	Finance
2021 (remaining 3 months)	$85	$2
2022	343	7
2023	349	7
2024	355	8
2025	360	2
Thereafter	613	—
Total lease payments	2,105	26
Less imputed interest	(354)	(2)
Lease liability	$1,751	$24

The weighted average remaining term and discount rate are as follows:

Other information:	Operating	Finance
Weighted average remaining lease term	5.92	3.58
Weighted-average discount rate	6.25%	4.35%

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

The Term B1 Loan together with the Term A Loan, are referred to herein as the “Term Loans.”

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

All of the Loans mature on March 1, 2024 (the “Maturity Date”). The Term Loans will be interest-only through March 31, 2022, followed by 24 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

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

Under the Loan Agreements, as amended, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of September 30, 2021 the Company is in compliance with all covenants.

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

The Company believes that, without additional financing, it is probable that it will not be compliant with its minimum liquidity ratio covenant at some point in the next twelve months. In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and the assessment that it is probable that the minimum liquidity ratio covenant will not be met, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying condensed balance sheet as of September 30, 2021.

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

For the three and nine months ended September 30, 2021, the Company recognized interest expense of $1.1 million and $3.2 million, respectively, of which $0.7 million and $2.1 million, respectively, was interest on the term loan and $0.4 million and $1.1 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of September 30, 2021 (in thousands):

Gross proceeds	$40,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(2,402)
Total short-term debt, net	$41,348

In the event the Company maintains compliance with its minimum liquidity covenant to avoid an acceleration of payments, the aggregate maturities of debt as of September 30, 2021, are as follows (in thousands):

Remainder of 2021	$—
2022	6,667
2023	26,667
2024 (1)	6,666
$40,000
(1) Excludes the final payment fee due at time of maturity

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$427	$152	$1,150	$543
General and administrative	1,054	1,079	3,582	2,938
Total stock-based compensation	$1,481	$1,231	$4,732	$3,481

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2020	2,901,908	$9.57	8.0	$7,702,295
Granted	1,122,786	13.46
Exercised	(44,041)	12.67
Forfeitures	(410,741)	13.81
Expired	(16,551)	12.82
Outstanding as of September 30, 2021	3,553,361	$10.25	7.7	$10,120,575
Options vested and exercisable as of September 30, 2021	1,744,075	$8.92	6.4	$6,945,574

As of September 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $13.0 million, which the Company expects to recognize over a weighted-average period of 2.94 years.

Restricted Stock

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units, respectively to its executive officers. As of September 30, 2021, 425,000 restricted stock units were outstanding. The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2020	475,000	$11.74
Granted	—	—
Forfeitures	(50,000)	12.29
Nonvested as of September 30, 2021	425,000	$11.68

No compensation expenses have been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of September 30, 2021. As of September 30, 2021, the total unrecognized compensation expense related to the restricted stock units was $5.0 million.

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

For the three months ended September 30, 2021 and 2020, the Company incurred expenses under the SA of $15,000 for each period. For the nine months ended September 30, 2021 and 2020, the Company incurred expenses under the SA of $45,000 for each period.

As of September 30, 2021, the Company had no payables due to PBM and its affiliates.

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

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in February 2021, the Company paid Lytix a one-time $2.3 million payment upon the achievement by Lytix of a regulatory milestone. The $0.3 and $2.3 million payments were recognized in research and development expense in the statement of operations for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

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

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of a contract manufacturing organization, or CMO, which are not specifically related to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific Chemistry, Manufacturing, and Controls, or CMC, deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve YCANTH’s user interface. On November 5, 2021, we were notified that the inspection of the CMO has been classified as “voluntary action indicated”, or VAI, is now closed and that the VAI classification will not directly negatively impact FDA’s assessment of our NDA regarding this CMO. With the satisfactory resolution of the facility inspection, we have engaged the FDA to determine the next steps towards the potential approval of VP-102 for the treatment of molluscum.

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on feedback from the FDA regarding a potential Phase 3 trial protocol, we are currently evaluating conducting an additional Phase 2 clinical trial of VP-102 for the treatment of common warts.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts. Based on the results of the Phase 2 trial, we intend to initiate a Phase 3 trial of VP-102 for the treatment of external genital warts in the second half of 2022. In addition, we are conducting necessary drug development activities for VP-103, our second cantharidin-based product candidate, and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts. We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications. We submitted an Investigational New Drug Application, or IND, for LTX-315 in October 2021.

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

On March 25, 2021, we closed a follow-on public offering in which we sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2021 will be sufficient to support our planned operations into the third quarter of 2022.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2021 and 2020, our net loss was $25.5 million and $29.7 million, respectively. As of September 30, 2021, we had an accumulated deficit of $129.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$3,763	$4,988	$(1,225)
General and administrative	8,005	4,649	3,356
Total operating expenses	11,768	9,637	2,131
Loss from operations	(11,768)	(9,637)	(2,131)
Other income (expense):
Interest income	31	69	(38)
Interest expense	(1,092)	(918)	(174)
Total other expense	(1,061)	(849)	(212)
Net loss	$(12,829)	$(10,486)	$(2,343)

Research and Development Expenses

Research and development expenses were $3.8 million for the three months ended September 30, 2021, compared to $5.0 million for the three months ended September 30, 2020. The decrease of $1.2 million was primarily attributable to decreased CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts, partially offset by increased compensation costs.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended September 30, 2021, compared to $4.6 million for the three months ended September 30, 2020. The increase of $3.4 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income was relatively consistent for the periods presented and consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was relatively consistent for the three months ended September 30, 2021 and 2020 and consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
License revenue	$12,000	$—	$12,000
Operating expenses:
Research and development	12,572	13,401	(829)
General and administrative	21,866	14,747	7,119
Total operating expenses	34,438	28,148	6,290
Loss from operations	(22,438)	(28,148)	5,710
Other income (expense):
Interest income	96	473	(377)
Interest expense	(3,198)	(2,042)	(1,156)
Total other expense	(3,102)	(1,569)	(1,533)
Net loss	$(25,540)	$(29,717)	$4,177

License Revenue

License revenue was $12.0 million for the nine months ended September 30, 2021 compared to no license revenue for the nine months ended September 30, 2020. Pursuant to the exercise of the license option on March 17, 2021 per the Torii Agreement, we recognized revenue of $12.0 million comprised of $0.5 received in December 2020, and an $11.5 million up-front payment paid in April 2021.

Research and Development Expenses

Research and development expenses were $12.6 million for the nine months ended September 30, 2021, compared to $13.4 million for the nine months ended September 30, 2020. The decrease was primarily attributable to decreased CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts, partially offset by a one-time $2.3 million milestone payment made to Lytix upon the achievement of a regulatory milestone for LTX-315 during the nine months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses were $21.9 million for the nine months ended September 30, 2021, compared to $14.7 million for the nine months ended September 30, 2020. The increase of $7.1 million was primarily a result of expenses related to increased headcount, an increase in insurance, professional fees and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income for the periods presented consisted primarily of interest earned on our cash, cash equivalents and marketable securities. The decrease of $0.4 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the nine months ended September 30, 2021 and 2020 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements. The increase of $1.2 million was primarily a result of the Mezzanine Loan Agreement which commenced on March 10, 2020.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $79.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

Under the terms of the Senior Loan Agreement, as amended, we may, at our sole discretion, borrow from the Senior Lender one or more advances on the revolving credit line, or the Revolving Loans, and together with the Term Loans, the Loans in an aggregate amount not to exceed the lesser of (i) 85% of the aggregate amount then-contained in our eligible accounts receivable and (ii) $5.0 million.

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

All of the Loans mature on March 1, 2024, or the Maturity Date. The Term Loans will be interest-only through March 31, 2022, followed by 24 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

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

Under the Loan Agreements, as amended, we are subject to a number of affirmative and restrictive covenants, including covenants regarding maintaining a specified minimum liquidity ratio, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, and, beginning as of March 31, 2022, achieving minimum levels of trailing six-month net product revenues, among other customary covenants. As of September 30, 2021, we were in compliance with all covenants.

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

We believe that without additional financing, it is probable that we will not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months. In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and assessment that it is probable that the minimum liquidity ratio covenant will not be met, we have classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of September 30, 2021. Even if we are not in compliance with the minimum liquidity covenant and the debt becomes due, we believe that we currently have sufficient funds to meet our operating requirements into the third quarter of 2022.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(18,884)	$(24,108)
Net cash used in investing activities	(5,009)	(2,722)
Net cash provided by financing activities	33,649	34,787
Net increase in cash and cash equivalents	$9,756	$7,957

Operating Activities

During the nine months ended September 30, 2021, operating activities used $18.9 million of cash, primarily resulting from a net loss of $25.6 million partially offset by non-cash stock-based compensation of $4.7 million and non-cash interest expense of $1.1 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accounts payable and accrued expenses of $1.4 million, partially offset by a decrease in deferred revenue of $0.5 million.

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

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities of $5.0 million was primarily due to purchases of marketable securities of $59.1 million partially offset by sales and maturities of marketable securities of $54.8 million.

During the nine months ended September 30, 2020, net cash used in investing activities of $2.7 million was primarily due to purchases of marketable securities of $59.5 million, partially offset by sales and maturities of marketable securities of $57.7 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities of $33.6 million was primarily due to proceeds of $28.1 million, net of issuance costs, from the issuance of common stock and proceeds of $5.0 million from the issuance of debt.

During the nine months ended September 30, 2020, net cash provided by financing activities of $34.8 million was primarily due to the proceeds from issuance of debt of $34.5 million, net of third-party fees and issuance costs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2021 will be sufficient to support our planned operations into the third quarter of 2022. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of September 30, 2021, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
o
We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1	Employment Agreement, by and between Verrica Pharmaceuticals Inc. and Terry Kohler, dated July 16, 2021 (filed herewith).

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

VERRICA PHARMACEUTICALS INC.

November 12, 2021	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)