Form 10-K
period 2021-12-31
Verrica Pharmaceuticals Inc.
filed 2022-03-02
CIK 1660334

35

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Verrica Pharmaceuticals Inc.’s voting and non-voting common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $11.30 as reported on the Nasdaq Global Market on that date was approximately $185.6 million.

As of February 24, 2022, the registrant had 27,519,053 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Philadelphia, PA

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

PART I

ITEM 1. BUSINESS

Overview

We are a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our novel topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, external genital warts and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity. In addition, our granted patents and pending patent applications include claims drawn to our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use.

VP-102 - Treatment of Molluscum

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

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019. In

November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020. In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021. On May 28, 2021, the FDA extended the PDUFA date to September 23, 2021 to allow the Agency additional time to review information submitted by Verrica in response to comments from the agency regarding the Company's human factors study.

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of a contract manufacturing organization, or CMO, which are not specifically related to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific CMC deficiencies related to VP-102. Following the CRL, on September 22, 2021, we received a General Advice Letter from the FDA with recommendations to improve VP-102’s user interface. On November 5, 2021, we were notified that the inspection of the CMO that had been classified as “voluntary action indicated”, or VAI, is now closed and that the VAI classification would not directly negatively impact FDA’s assessment of our NDA regarding this CMO. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum on November 29, 2021. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. The resubmission addressed the successful resolution of inspection deficiencies identified at the CMO in the CRL, as well as the recommendations included in the General Advice Letter received from the FDA that relate to VP-102’s user interface. On December 15, 2021 the FDA accepted our NDA resubmission for VP-102 and assigned a new PDUFA date of May 24, 2022.

VP-102 - Treatment of External Genital Warts

In addition, we are also developing VP-102 for the treatment of external genital warts, or EGW. EGW is a viral skin disease caused by the human papilloma virus, or HPV, which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of EGW. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with EGW in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of EGW. An end of Phase 2 meeting was held with the FDA in May 2021. We intend to initiate a Phase 3 trial of VP-102 for the treatment of EGW in the second half of 2022 with first patient dose in the first half of 2023.

VP-102 - Treatment of Common Warts

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

Based on feedback from the FDA regarding our Phase 3 program in common warts, we are currently evaluating the benefits of conducting an additional Phase 2 clinical trial that would be designed to further evaluate the treatment indication, application time, or regimen and long-term sustainability.

VP-103 - Treatment of Plantar Warts

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

Except as provided for in the Torii Agreement, described below, we retain exclusive royalty-free rights to VP-102 and VP-103 across all indications.

LTX - 315 - Treatment of Dermatological Oncology

We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications. We obtained an exclusive worldwide license to develop and commercialize LTX-315 for dermatologic oncology indications, including non-metastatic melanoma and non-metastatic Merkel cell carcinoma, and we intend to focus initially on basal cell and squamous cell carcinomas as the lead indications for development. Basal cell carcinoma is the most common form of cancer in the U.S., and incidence is rising worldwide. There are approximately 3-4 million diagnoses of basal cell carcinomas in the U.S. each year, with a high unmet need for new treatment options.

The FDA accepted our IND in November 2021. We expect to initiate a Phase 2 trial of LTX-315 in Basal Cell Carcinoma, or BCC, in the first quarter of 2022.

License Agreements

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain VP-102 for the treatment of molluscum contagiosum and common warts in Japan. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. Additionally, we are entitled to receive from Torii an additional $58.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales.

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

(a)
Originally designed Phase 2 program completed. Company evaluating potential for conducting an additional Phase 2 trial based on FDA feedback for Phase 3 trial protocol.
(b)
Timing for initiating clinical trials for Plantar Warts to be determined.
(c)
License excludes metastatic melanoma and metastatic Merkel cell carcinoma. Initially focused on basal cell and squamous cell carcinomas.

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

Clinical Development for Molluscum

Below is a summary of our clinical development for the indication of molluscum.

Trial and Status	Formulation and Application Method	Trial Design		Trial Objectives
Phase 3 Clinical Trials (CAMP-1 and CAMP-2) (n=266 and 262, respectively) Top-line results reported in January 2019	VP-102	• •	Randomized, double-blinded, multicenter, placebo‑controlled Safety and efficacy evaluated every 21 days for up to 4 applications	• •	To evaluate the efficacy of dermal application of VP‑102 relative to placebo for complete clearance at Day 84 To assess the safety and tolerability of VP‑102
Phase 2 Innovate Trial (n=32) Results reported in September 2018	VP-102	• • • • • •

Open-label, single-

center

24-hour treatment

Blood draws in

subjects with more

than 21 lesions for

evaluating PK

Safety and efficacy

evaluated every 21

days for up to four

applications

Impact of quality of

life assessed via the

CDLQI

Duration: 12 weeks

				• • •	To determine any possible systemic exposure from a single 24-hour application of VP‑102 To confirm safety and efficacy with applicator To assess impact on quality of life
Phase 2 Pilot Trial (n=30) Completed in September 2017	Our proprietary formulation of cantharidin used in VP‑102, applied with the wooden stick part of a cotton-tipped swab	• • • • •

Open-label, single-

center

Six hour and 24-

hour treatment

cohorts

Safety and efficacy

evaluated every 21

days for up to four

applications

Impact of quality of

life assessed via the

CDLQI

Duration: 12 weeks

				• •	To evaluate safety and efficacy and determine optimal treatment duration To assess impact on quality of life

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

Based on the results of these trials, we submitted an NDA to the FDA for VP-102 for the treatment of molluscum. In November 2019, we received notice that the FDA accepted the NDA for filing, with a PDUFA goal date of July 13, 2020. In July 2020, we received a CRL, from the FDA for our NDA. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020. In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021. On May 28, 2021 the FDA extended the PDUFA date to September 23, 2021 to allow the Agency additional time to review information submitted by Verrica in response to comments from the agency regarding the Company's human factors study.

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of a contract manufacturing organization, or CMO, which are not specifically related to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific CMC deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve VP-102’s user interface. On November 5, 2021, we were notified that the inspection of the CMO that had been classified as “voluntary action indicated”, or VAI, is now closed and that the VAI classification would not directly negatively impact FDA’s assessment of our NDA regarding this CMO. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum on November 29, 2021. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. The resubmission addressed the successful resolution of inspection deficiencies identified at the CMO in the CRL, as well as the recommendations included in the General Advice Letter received from the FDA that relate to VP-102’s user interface. On December 15, 2021 the FDA accepted our NDA resubmission for VP-102 and assigned a new PDUFA date of May 24, 2022.

Phase 2 Clinical Trial—Innovate Trial

In September 2018, we announced results from an open-label Phase 2 clinical trial in subjects with molluscum contagiosum, which we refer to as the Innovate trial. The primary objective of the Innovate trial was to determine any potential systemic exposure from a single 24-hour dermal application of VP-102 when applied to molluscum lesions on pediatric subjects 2 years of age and older. The trial enrolled 33 subjects at a single center into either an exposure group (n=17) or a standard group (n=16) with 32 subjects completing the trial. Following an initial treatment of all subjects with VP-102 and a 21-day evaluation period, treatment continued once every 21 days for three additional applications allowing further evaluation of safety, efficacy and impact on quality of life.

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

VP-102 for the Treatment of External Genital Warts

We are also developing VP-102 for the treatment of EGW. EGW is a viral skin disease caused by HPV which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of EGW. We believe VP-102 may have the potential to offer a safe and effective treatment for EGW because of the shared characteristics with molluscum. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with EGW in June 2019, as summarized in the table below. In November 2020, we announced positive results from our Phase 2 clinical trial of VP-102 for the treatment of EGW.

The Phase 2 trial was comprised of two parts. The primary objective for Part A was to evaluate three regimens of application of VP-102 (2-hour, 6-hour, 24-hour duration of skin exposure) in subjects with EGW and identify the two best regimens by assessing safety and tolerability of VP-102 when administered topically after subjects completed a 48-hour assessment. The primary objective for Part B was to evaluate two regimens of application of VP-102 in subjects with EGW and identify the regimen with the best risk benefit profile when administered topically once every 21 days for up to 4 applications.

For the Part A and B intent-to-treat, or ITT, population, statistically significant complete clearance of EGW was observed for both VP-102 treatment groups versus their respective placebo treatment groups by treatment visit 4 and was maintained through Day 84 end of treatment, or EOT. Complete clearance of EGW was observed for subjects treated with VP-102 through the Follow-up Study Day 112 and the Day 147, end of study visit, or EOS, but the differences were not statistically significant versus subjects treated with placebo. For all primary and secondary efficacy endpoints analyzed, VP-102 was effective in reducing the number and size of EGW in this subject population, demonstrating statistical significance versus placebo. Efficacy results were comparable between the VP-102 6-hour and VP-102 24-hour treatment groups at Day 84 EOT. However, results of secondary and exploratory efficacy analyses demonstrated trends suggesting earlier response and sustained response of the VP-102 24-hour treatment group. Both the VP-102 6-hour and VP-102 24-hour treatment groups presented comparable and favorable safety profiles, with most adverse events being local skin responses related to the mechanism of action of cantharidin. The adverse event profile and efficacy demonstrated in this trial support the conclusion that the 24-hour exposure regimen represents an acceptable risk benefit profile and the conduct of a larger placebo-controlled Phase 3 study is warranted.

Trial and Status	Formulation	Trial Design	Trial Objectives
Phase 2 CARE-1 Trial n=105, Total Part A; 18/Part B;87 Completed July 8, 2020	VP-102	• • • •

Randomized,

placebo-controlled,

multi-center

Two-part (n=108

total)

Dosing regimens of

every 21 days

evaluated for up to 4

applications

Duration of skin

exposure was

evaluated for 2, 6

and 24-hours

treatment

			•	To evaluate safety and efficacy over four treatments

Based on the results of the Phase 2 trial, an end of Phase 2 meeting was held with the FDA in May 2021. We intend to begin start-up activities supporting Phase 3 trials of VP-102 for the treatment of EGW in the second half of 2022. The Phase 3 program (CARE-2) will consist of two identical trials as well as a pharmacokinetics, or PK study, as required for registration. The trials are designed to be double-blind, randomized and vehicle-controlled to evaluate the efficacy and safety of VP-102 in subjects with EGW. The trials utilize a treatment interval of 21 days with a maximum of up to four treatments, which is consistent with the previous Phase 2 trial. We expect approximately 25 sites will be utilized for each of the two trials with first patient dose in first half of 2023. We expect approximately 410 subjects will be enrolled in each trial with the goal to have an aggregate of approximately 532 subjects complete the trials.

We are designing the PK study to determine any potential systemic exposure to cantharidin from a single 24-hour topical application of VP-102 using Gas Chromatography – Mass Spectrometry (GC-MS).

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

We conducted an open-label Phase 2 clinical trial (COVE-1) to evaluate the efficacy, safety and tolerability of VP-102 in subjects with up to six common warts. In this study, there were two cohorts. Cohort 1 was conducted at a single site with 21 subjects age 2 years and older receiving up to 4 treatments with VP-102 at least 14 days between treatments with longer treatment intervals allowed at the discretion of the investigator depending on a specific subject’s clinical response. Cohort 2 was conducted at four sites with 35 subjects age 12 years and older receiving up to 4 treatments with VP-102 every 21 days. Paring of warts, a technique commonly used by dermatologists to prepare the wart for treatment, was allowed in Cohort 2 to remove any adherent thick scale from a wart prior to application of VP-102. The primary objective of both cohorts was to evaluate the efficacy of up to 4 dermal applications of VP-102 when applied to common warts by assessing the proportion of subjects achieving complete clearance of all treatable warts at Day 84. Complete clearance of warts at Day 84 for Cohort 1 was observed in 19.0% of subjects, and for Cohort 2 complete clearance was observed in 51.4% of subjects. By Day 84, there was a mean decrease from baseline in the number of warts of 31.2% for Cohort 1 subjects and 53.8% for Cohort 2 subjects. In both cohorts, the most frequently reported adverse events were anticipated application site skin reactions that were primarily mild or moderate in intensity, including vesicles, pain, erythema, pruritus, scabbing, dryness, edema, and post-inflammatory pigmentation changes. There were no deaths or serious adverse events reported, and there were no adverse events leading to trial drug discontinuation.

Trial and Status	Formulation	Trial Design		Trial Objectives
Phase 2 COVE-1 Trial (Cohort 1 and Cohort 2: n=21 and 35, respectively) Results reported in June 2019	VP-102	• • • • •	Open-label, multi- center 2 cohorts Dosing regimens of 14 (Cohort 1) and 21 (Cohort 2) days evaluated for up to 4 applications 24-hour treatment Wart paring allowed in the second cohort	•	To evaluate safety and efficacy over four treatments

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

LTX-315 for the Treatment of Dermatological Oncology Indications

We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications. The FDA accepted our IND in November 2021. We expect to initiate a Phase 2 trial of LTX-315 in Basal Cell Carcinoma, or BCC, in the first quarter of 2022. The trial will be in three parts, and is designed to assess the safety, tolerability, maximum tolerated dose, and objective antitumor efficacy of ascending dose strengths of LTX-315 when administered intratumorally to adults with biopsy proven BCC. Part three is designed to evaluate the efficacy of LTX-315 at two selected dose strengths. The study is expected to enroll approximately 66 adult subjects with a histological diagnosis of basal cell carcinoma in at least one eligible target lesion. Both clinical and histological clearance of treated lesion(s) at excision will be assessed.

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

Pursuant to the Supply Agreement, we have provided the Supplier with purchase orders in 2018, 2019 and 2021 and may submit additional purchase orders from time to time, so long as the purchase orders are at least six months prior to the proposed delivery date. As of January 31, 2022, we held inventories of approximately 400,000 finished drug product applicators in various stages of completion and possessed total inventories in a combination of raw cantharidin and converted API adequate to produce over 14 million additional finished drug product applicators in the United States, with additional raw cantharidin already manufactured awaiting shipment.

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

We have demonstrated capability to successfully manufacture the API the bulk drug intermediate, filled ampules and assembled applicators at our proposed commercial batch sizes. Validation activities for the commercial manufacturing and assembly processes were completed in 2020. Given the nature of both the API as well as several of the excipients, special handling will be required to minimize risks to personnel during processing. Analytical testing methods for both the API as well as the finished drug product have been developed and qualified. It is expected that these existing methods will prove appropriate for release of commercial product.

Our proprietary individual applicator and its parts are fabricated using common methods and materials and we currently plan to have our applicators built using semi-custom equipment performing well established automated assembly techniques. This equipment has successfully undergone initial engineering feasibility evaluations. As part of the proposed resolution to FDA comments in the CRL regarding the human factors validation, we have designed and developed an accessory to facilitate the preparation of the applicator assembly by the healthcare professional. The proposed commercial applicator assembly and this accessory have successfully undergone both engineering testing as well as evaluation in a simulated clinical setting.

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

The key competitive factors affecting the success of VP-102, if approved, are likely to be its efficacy, safety, convenience, pricing and stability. With respect to VP-102 for the treatment of molluscum, we will be primarily competing with therapies such as other topical products, curettage, cryotherapy, laser surgery, natural oils, off-label drugs, natural remedies and compounded unstandardized cantharidin. Under Section 503A of the FDCA, if VP-102 is approved, compounded topical cantharidin products with the same, similar or an easily substitutable dosage strength would be considered essentially copies of VP-102 and may not be compounded regularly or in inordinate amounts, subject to certain limited individual exceptions. These exceptions include if there is a difference between the compounded product and VP-102 that is made for an individual patient, and a prescribing practitioner determines produces a significant difference for that patient. In addition, pursuant to Section 503B of the FDCA, once VP-102 is approved, compounding facilities registered as outsourcing facilities would not be able to compound cantharidin products, unless there is a difference from VP-102 that produces a clinical difference for an individual patient, as determined by a prescribing practitioner. With respect to VP-102 for EGW, we will be competing with cryosurgery, laser surgery, and topical destructive therapies such as trichloroacetic acid. There are also several FDA-approved prescription pharmaceutical therapies for EGW including imiquimod, podofilox, and sinecatechins. In addition, EGW are caused by HPV and may be prevented or treated by HPV vaccines that are FDA-approved. With respect to VP-102 for common warts and VP-103 for plantar warts, we will primarily be competing with over-the-counter products, cryotherapy, curettage, laser surgery, or other off-label therapies. There are currently no FDA-approved prescription pharmaceutical therapies for the treatment of molluscum, common warts, or plantar warts.

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Novan has initiated clinical trials with different programs in molluscum. There are a number of other companies developing products for common warts. In addition, other drugs have been used off label as treatments for molluscum and common warts.

Intellectual Property

In addition to our five year regulatory exclusivity, the extent of our commercial success depends in part on our ability to obtain and maintain proprietary protection for VP-102, including our proprietary cantharidin formulation and applicator and any of our future product candidates, medical devices, synthetic methodologies, novel discoveries, drug development technologies and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights.

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

While we seek broad coverage under our pending patent applications, our granted patents and pending patent applications do not include any claims drawn to the active pharmaceutical agent cantharidin per se or for the broad use of our API alone for the treatment of warts or molluscum. However, our granted patents and pending patent applications do claim, for example, our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use. Despite these patent filings, there is always a risk that modification of the specific formulation, manufacturing process, method of application, and/or specific method of use may allow a competitor to avoid infringement claims. In addition, patents, if granted, will expire, and we cannot provide any assurance that any additional patents will issue from our pending or any future patent applications.

We currently have two issued United States patents covering the cantharidin formulation of VP-102, applicator devices and systems comprising the formulation, and methods of using the same, e.g., for the treatment of molluscum contagiosum. Excluding any patent term extension, these two U.S. patents will expire on May 28, 2035 and August 22, 2038, respectively. Additionally, we have granted patents in Australia, Canada, and Israel, as well as an allowed patent application in South Korea, covering our proprietary cantharidin formulations, applicator devices and systems comprising the formulations, and methods of using the same. We also have a granted patent in Japan covering our proprietary cantharidin formulations.

We also currently have one issued United States design patent covering the design of our VP-102 applicator. This issued U.S. design patent will expire on October 27, 2035. Additionally, we have granted design patents in Australia, China, Europe, United Kingdom, and Hong Kong, as well as an allowed design patent application in Japan, covering the design of our proprietary ampule crush tool for use with our VP-102 applicator.

In addition, we currently have two United States patents covering methods of preparing and purifying cantharidin. We also have granted patents in China, India, Japan, and Mexico, as well as an allowed patent application in Israel, covering methods of preparing cantharidin. Additionally, we have a granted patent in Japan covering methods of purifying cantharidin.

As of February 17, 2022, we have nationalized five international patent applications for utility patents, four of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Four of these European patent applications have been registered in Hong Kong. These patent applications relate to VP-102, including our proprietary cantharidin formulation and applicator, and other inventions related to VP-102. Our patent applications related to VP-102 include proposed claims relating to (i) methods for the synthesis of cantharidin, (ii) our specific formulations and preparations of VP-102, (iii) methods for purifying cantharidin, (iv) methods for detecting impurities in cantharidin, (v) the design of our proprietary applicator, including both the general design and specific design elements, (vi) claims related to safety features included in the VP-102 formulation, including colorants and bittering agents, and (vii) the method of administration of VP-102 for the treatment of skin lesions. In addition to the foregoing, we currently have one pending international PCT patent application covering our proprietary ampule crush tool for use with our VP-102 applicator. We have also filed design patent applications covering the design of the ampule crush tool in each of Australia, Brazil, Canada, China, Europe, United Kingdom, Hong Kong, Israel, India, Japan, South Korea, Mexico, and the United States. Excluding any patent term adjustment and patent term extension, any additional utility patents to issue from these patent applications are projected to expire between 2034 and 2041. Any additional design patents to issue from our pending design patent applications will each expire fifteen years from the date of issuance. We cannot provide any assurance as to whether any additional patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be allowed.

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

Torii Collaboration and License Agreement

In August 2020, we entered into an option agreement with Torii for the development and commercialization of our product candidates for the treatment of molluscum contagiosum and common warts in Japan, including VP-102, or the Option Agreement. Torii paid us $0.5 million to secure the exclusive option. The $0.5 million is included in deferred revenue as of December 31, 2020 in the balance sheet.

On March 2, 2021, Torii exercised the exclusive option in the Option Agreement. On March 17, 2021, we entered into the Torii Agreement with Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

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
•
submission to the FDA of an NDA together with payment of the applicable user fee;
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

Special Protocol Assessment

A sponsor may request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins for a SPA to be approved. If a written agreement is reached, it will be documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA and made part of the administrative record.

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

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired. Specifically, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a New Chemical Entity, or NCE, which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), teaching hospitals, and other health care professionals (such as physician assistants and nurse practitioners), as well as information regarding ownership and investment interests held by physicians and their immediate family members.

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

Coverage and Reimbursement

Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using VP-102 for the treatment of molluscum, external genital warts, and/or common warts. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures for the treatment of molluscum, external genital warts, and/or common warts in the absence of such coverage and adequate reimbursement.

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

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Further, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored National model, on December 27, 2021 CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

Employees and Human Capital Resources

As of December 31, 2021, we had 38 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on July 3, 2013. Our principal executive offices are located at 44 West Gay Street, Suite 400, West Chester, PA 19380 and our telephone number is (484) 453-3300.

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
o
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
o
We have a limited operating history and no history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•
Risks Related to the Development of Our Product Candidates
o
Our lead product candidate, VP-102, is being developed for the treatment of molluscum, external genital warts and common warts, for which we are currently conducting clinical trials. If we are unable to successfully develop, receive regulatory approval for and commercialize VP-102 for the treatment of molluscum, external genital warts and common warts or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•
Risks Related to the Commercialization of Our Product Candidates
o
We face substantial competition, including from compounded cantharidin products that may compete with VP-102 and any other product candidates, which may result in a smaller than expected commercial opportunity and/or others discovering, developing or commercializing products before or more successfully than we do.
o
The success of VP-102 for the treatment of molluscum, external genital warts and common warts will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
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

We are a clinical-stage dermatology therapeutics company with limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $35.1 million and $42.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $139.0 million. Since inception, we have financed our operations with $123.2 million in gross proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock. We have no products approved for commercialization and have never generated any revenue.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, including preclinical studies and clinical trials. We have completed two pivotal Phase 3 clinical trials and submitted an NDA for VP-102 for the treatment of molluscum. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for external genital warts and common warts. We also intend to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts and our third product candidate, LTX-315, for the treatment of dermatological oncology indications.

Therefore, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
initiate clinical trials evaluating LTX-315 for the treatment of dermatological oncology indications, including basal cell carcinoma and squamous cell carcinoma;
•
continue our ongoing clinical programs evaluating VP-102 for the treatment of external genital warts and common warts, as well as initiate and complete additional clinical trials as needed;
•
initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•
pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of external genital warts and common warts or any other indications we may pursue for VP-102, as well as for VP-103 and LTX-315;
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

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we seek marketing approval for VP-102 for the treatment of molluscum, pursue clinical trials and marketing approval for VP-102 for the treatment of external genital warts, common warts, and other indications, pursue clinical trials and marketing approval for LTX-315 for the treatment of dermatological oncology indications, VP-103 for the treatment of plantar warts, and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that are not currently commercially available. If we obtain marketing approval for VP-102 for the treatment of molluscum, external genital warts or common warts or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $70.4 million. On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans from the Mezzanine Lenders. We entered into amendments to the Loan Agreements in October 2020, under which we borrowed an additional $5.0 million in term loans on March 1, 2021.

We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2021 will be sufficient to support our planned operations into the third quarter of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. As a result, our financials have been prepared on a going concern basis. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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
•
the scope, progress, costs and results of our development programs evaluating VP-102 as a potential treatment for external genital warts and common warts, VP-103 and LTX-315;
•
the extent to which we develop, in-license or acquire other product candidates or technologies;
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

We may require additional capital to commercialize VP-102 for the treatment of molluscum, external genital warts and/or common warts, VP-103 for the treatment of plantar warts and/or LTX-315 for the treatment of dermatological oncology indications. If we receive regulatory approval for VP-102, VP-103 or LTX-315 for these indications, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We commenced operations in 2013, and our operations to date have been largely focused on raising capital and developing our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, external genital warts and common warts, including undertaking preclinical studies and conducting clinical trials. VP-102 is our only product candidate for which we have conducted clinical trials. We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We are subject to a number of affirmative and restrictive covenants pursuant to the Loan Agreements, including covenants regarding maintaining minimum cash balance, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates, among other customary covenants. Our obligations under the Loan Agreements are subject to acceleration upon the occurrence of specified events of default, including our failure to satisfy our payment obligations under the Loan Agreements, the breach of certain of our other covenants under the Loan Agreements, or the occurrence of a material adverse change, cross defaults to other indebtedness or material agreements, judgment defaults and defaults related to failure to maintain governmental approvals failure of which to maintain could result in a material adverse effect. We are currently in compliance with these covenants. If we are unable to raise additional capital through a combination of equity offerings, debt financings and license and collaboration agreement through the third quarter of 2022 we will no longer be in compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Risks Related to the Development of Our Product Candidates

Our lead product candidate, VP-102, is being developed for the treatment of molluscum, external genital warts and common warts for which we are currently conducting clinical trials. If we are unable to successfully develop, receive regulatory approval for and commercialize VP-102 for the treatment of molluscum, external genital warts, common warts, or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have no products that are approved for commercial sale. We have only one product candidate, VP-102 for which we have conducted clinical trials. We have completed two pivotal Phase 3 clinical trials and submitted a New Drug Application, or NDA, for VP-102 for the treatment of molluscum in the U.S. Our NDA is presently under review by FDA and there can be no assurance that we will receive approval. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for external genital warts and common warts. In addition, we plan to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. We also plan to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications, including basal cell carcinoma and squamous cell carcinoma. We have not completed the development and regulatory approval process of any product candidates and we may never be able to develop marketable products. We have invested substantially all of our efforts and financial resources in the development of our cantharidin formula and VP-102 for the treatment of molluscum, external genital warts and common warts. Our ability to generate revenue from our product candidates, will depend heavily on their successful development, regulatory approval and eventual commercialization of these product candidates. The success of VP-102, VP-103, LTX-315 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

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

•
the availability, perceived advantages, cost, safety and efficacy of alternative treatments for molluscum, external genital warts and/or common warts or any other indications which we may pursue for VP-102 or any other product candidates;
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
•
we may experience delays in reaching, or failing to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing VP-102 for the treatment of external genital warts and common warts and potentially other dermatological conditions and VP-103 for the treatment of plantar warts. In addition, we intend to in-license or acquire additional product candidates for other dermatological conditions to build a fully integrated dermatology company. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of VP-102 for the treatment of molluscum, external genital warts and common warts, as well as VP-103 for the treatment of plantar warts and LTX-315, for the treatment of dermatological oncology indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for VP-102, VP-103, and LTX-315 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Novan has completed clinical trials with different programs in molluscum and plans to submit NDA in second quarter of 2022. There are a number of other companies developing products for common warts. In addition, other drugs have been and may continue to be used off label as treatment for molluscum, external genital warts, common warts, and plantar warts, and there are other existing alternative therapies such as curettage or cryotherapy.

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

The success of VP-102 for the treatment of molluscum, external genital warts and common warts will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.

We believe our success depends on continued coverage and adequate reimbursement for procedures using VP-102 for the treatment of molluscum, external genital warts and/or common warts or, in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for such procedures. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Even if the procedure using our product is covered, third-party payors may package the cost of the drug into the procedure payment and not separately reimburse the physician for the costs associated with our product. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures for the treatment of molluscum, external genital warts and/or common warts in the absence of such coverage and adequate reimbursement. Physicians may be unlikely to offer procedures for such treatment if they are not covered by insurance and may be unlikely to purchase and use our product candidates, if approved, for molluscum, external genital warts and/or common warts unless coverage is provided, and reimbursement is adequate.

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

There can be no assurance that VP-102 for the treatment of molluscum, external genital warts and/or common warts, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

The market for VP-102 and any other product candidates may not be as large as we expect.

Our lead indications for VP-102 are for molluscum, external genital warts and common warts, each of which are skin diseases that are currently undertreated with no standard of care. If VP-102 is approved for any of these indications, individuals may continue to decline treatment for molluscum, external genital warts and/or common warts as, if left untreated, these skin diseases will eventually be resolved by the body’s immune system.

In addition, our estimates of the potential market opportunity for VP-102 and any other product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and surveys of dermatologists commissioned by us. These assumptions include the prevalence of molluscum, external genital warts, common warts and other skin diseases as well as the estimated reimbursement levels for VP-102, if approved. However, there can be no assurance that any of these assumptions are, or will remain, accurate. Furthermore, even if our estimates relating to the prevalence of molluscum, external genital warts, common warts and other skin diseases as well as the estimated reimbursement levels for VP-102, if approved, are accurate, the degree of market acceptance by the medical community and those infected by such skin diseases following regulatory approval, if any, could impact our assumptions and reduce the market size for VP-102 in molluscum, external genital warts, common warts or any other indication. For example, if VP-102 is approved for molluscum, external genital warts or common warts, there can be no assurance that the medical community will prescribe VP-102 for patients over current forms of available alternative therapies. Furthermore, the market research study we commissioned surveying payor organizations has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. If the actual market for VP-102 in molluscum, external genital warts, common warts or any other indication we may pursue for VP-102 or for any other product candidate we may develop is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

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

COVID-19 has spread worldwide, resulting in governments implementing numerous containment measures such as travel bans and restrictions, quarantines and shutdowns. These measures have impacted, and may further impact, our workforce and operations. The COVID-19 pandemic continues to evolve and it has increased the duration and impact of economic and demand uncertainty

As a direct result of COVID-19, we have decided to delay the initiation of our Phase 3 clinical trials to evaluate VP-102 in subjects with common warts as well as our planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts. As COVID-19 continues to evolve, we may experience continued and additional disruptions or impairments that could severely impact our business, supply chain, clinical trials, or ability to obtain regulatory approval for, or commercialize, VP-102, including:

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

We plan to rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our product candidates. The issuance, scope, validity, enforceability, strength, and commercial value of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. Although we currently have several issued United States and international patents, other patent applications that we own may fail to result in other issued patents with claims that cover the product candidates in the United States or in foreign jurisdictions. If this were to occur, early generic competition could be expected against our product candidates in development in certain jurisdictions. There may be relevant prior art relating to our patents and patent applications which could invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the API in many of our product candidates has been available and used for many years, it is possible that these products have previously been used in such a manner that such prior usage would affect our ability to obtain patents based on our patent applications. Moreover, because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that prior art related to applicator devices could affect our ability to obtain patent protection for our planned product applicator device or that disputes may arise related to whether third-party applicator devices infringe patents we have applied for.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property rights, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing as patents, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents.

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

For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

Cantharidin is a naturally occurring compound found in many species of blister beetles and has been used since ancient times for medicinal purposes. Therefore, the composition of matter for the chemical structure of cantharidin itself, which is the API used in our product candidates, is not eligible for patent protection. We seek to obtain patent protection for our manufacturing technology, drug administering technology and our product candidates, including specific formulations, preparations and devices, and methods of use and manufacturing processes. Although the protection afforded by our patents and patent applications may be significant with respect to VP-102, when looking at the ability of the patents and patent applications to block competition, the protection offered by the patents and patents applications may be, to some extent, more limited than the protection provided by a patent claiming the composition of matter of an entirely new chemical entity previously unknown. As a result, generic products that do not infringe the claims of our patents covering formulations, preparations, devices, methods of use, and manufacturing processes may be available while we are marketing our products. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compound not covered by method of use patents, and others may engage in off-label sale or use of the subject compound. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe the method of use patents we have applied for, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. In addition, competitors who obtain the requisite regulatory approval will be able to commercialize products with the same active ingredient as our product candidates so long as the competitors do not infringe any process, use, formulation, preparation or device patents that we have applied for to protect our product candidates, subject to any regulatory exclusivity we may be able to obtain for our product candidates.

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

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patents and patent applications, our future patents, or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are similar to our product candidates but that are not covered by the claims of our patents or future patents;
•
we or future collaborators might not have been the first to make the inventions covered by our patents, future issued patents or our pending patent applications;
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

Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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
•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and
•
state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require the reporting of information related to drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
•
U.S. data privacy regulations, such as the CCPA, which creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches;
•
new U.S. data privacy regulations, such as the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, which will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA. In addition, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).;
•
foreign data privacy regulations, such as the General Data Protection Regulation (2016/679), or GDPR, which went into effect on May 25, 2018 and applies to identified or identifiable personal data in electronic or paper form. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects, including a private right of action. Other such foreign data privacy obligations include the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”); and
•
data localization and cross-border laws and regulations, such as the GDPR, which generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to such jurisdictions. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

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

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. Further, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.

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

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our product candidates outside of the U.S. must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our product candidates or changes in applicable export or import laws and regulations may create delays in the introduction, provision or sale of our product candidates in international markets, prevent customers from using our product candidates or, in some cases, prevent the export or import of our product candidates to certain countries, governments or persons altogether. Any limitation on our ability to export, provide or sell our product candidates could adversely affect our business, financial condition and results of operations.

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, development, clinical, financial and business development expertise of Ted White, our President and Chief Executive Officer, Joe Bonaccorso, our Chief Commercial Officer, Gary Goldenberg, our Chief Medical Officer, P. Terence Kohler Jr., our Chief Financial Officer, Chris Hayes, our Chief Legal Officer and the other members of our scientific and clinical teams. While we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2021, we had 38 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the commencement, enrollment or results of our clinical trials of VP-102 for the treatment of external genital warts and common warts and any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for VP-102 for the treatment of molluscum, external genital warts and common warts or any other product candidate we may develop, including VP-103 and LTX-315, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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

In addition, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

If we fail to maintain proper and effective internal controls our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

We perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $109.0 million and $110.9 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, the federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the federal tax law changes. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

As a public company listed in the United States, we have begun to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

General Risk Factors

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Any of the foregoing could result in a material disruption of our clinical and product development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss or compromise of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the 2017 federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On July 1, 2019, we entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that serves as our headquarters. The initial term of the lease is seven years with one five-year renewal option and an ongoing right of first offer to lease up to approximately 5,000 square feet of additional space on the same floor of the building. On March 12, 2020, the Company entered into an amendment to that lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space. The commencement date for the lease was September 1, 2020.

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

Stockholders

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VRCA”. As of March 1, 2022, we had 27,519,053 shares of common stock outstanding held by 21 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. RESERVED

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

Overview

We are a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, external genital warts and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity. In addition, our granted patents and pending patent applications include claims drawn to our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019. In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. The CRL indicated the need for additional information regarding certain aspects of the chemistry, manufacturing and controls, or CMC, processes for the drug/device combination as well as human factors validation. The FDA did not identify any clinical deficiencies. A Type A meeting was held with the FDA in October 2020 to discuss the issues that were identified in the CRL and the resubmission of the NDA for VP-102. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020. In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021. On May 28, 2021 the FDA extended the PDUFA date to September 23, 2021 to allow the Agency additional time to review information submitted by Verrica in response to comments from the agency regarding the Company's human factors study.

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of a contract manufacturing organization, or CMO, which are not specifically related to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific CMC deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve VP-102’s user interface. On November 5, 2021, we were notified that the inspection of the CMO has been classified as “voluntary action indicated”, or VAI, is now closed and that the VAI classification will not directly negatively impact FDA’s assessment of our NDA regarding this CMO. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. In December 2021 the FDA acknowledged our resubmission of the NDA and assigned a PDUFA goal date of May 24, 2022.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts. Based on the results of the Phase 2 trial, an end of Phase 2 meeting was held with the FDA in May 2021. In addition, we are conducting necessary drug development activities for VP-103, our second cantharidin-based product candidate, and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts. We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications. The FDA accepted our IND in November 2021. We expect to initiate the Phase 2 trial of LTX-315 in Basel Cell Carcinoma in the first quarter of 2022.

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

Since our inception in 2013, our operations have focused on developing VP-102, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowing under our loan agreement with Silicon Valley Bank, or SVB.

On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. We completed a follow-on public offering of our common stock in March 2021, generating net proceeds of $28.1 million after deducting underwriting discounts and other offering costs.

On March 10, 2020, we entered into (i) a mezzanine loan and security agreement, or the Mezzanine Loan Agreement, with Silicon Valley Bank, as administrative agent and collateral agent, or the Agent, and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, or the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) a loan and security agreement, or the Senior Loan Agreement, and together with the Mezzanine Loan Agreement, the Loan Agreements, with Silicon Valley Bank, as lender, or the Senior Lender, and together with the Mezzanine Lenders, the Lenders, pursuant to which the Senior Lender has agreed to provide us a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans, or the Term A Loan, from the Mezzanine Lenders. We entered into amendments to the Loan Agreements in October 2020 under which we borrowed an additional $5.0 million in term loans, or the Term B1 Loan and together with the Term A Loan, the Loans, on March 1, 2021.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021, will be sufficient to support our planned operations into the third quarter of 2022.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2021 and 2020, our net loss was $35.1 million and $42.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $139.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of external genital warts, common warts or any other indications we may pursue for VP-102, as well as for VP-103 or LTX-315;
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

Critical Accounting Estimates

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

A summary of our significant accounting policies appears in the notes to our audited financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. However, we believe that the following accounting estimate is important to understanding and evaluating our reported financial results, and we have accordingly included it in this discussion.

Research and Development Costs

We rely on third parties to conduct our preclinical studies and clinical trials, and to provide services, including manufacturing of product in connection with the clinical trials. At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2021, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Components of Operating Results

License Revenue

We have not received any revenue from product sales since our inception. License revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan including VP-102.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of VP-102 in patients with external genital warts, VP-102 in patients with common warts, VP-103 in patients with plantar warts, LTX-315 for dermatological oncology indications, and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $109.0 million and $110.9 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	Change
License revenue	$12,000	$—	$12,000
Operating expenses:
Research and development	15,929	15,673	256
General and administrative	26,979	24,508	2,471
Total operating expenses	42,908	40,181	2,727
Loss from operations	(30,908)	(40,181)	9,273
Other expense:
Interest income	123	521	(398)
Interest expense	(4,295)	(3,034)	(1,261)
Total other expense	(4,172)	(2,513)	(1,659)
Net loss	$(35,080)	$(42,694)	$7,614

License Revenue

License revenue was $12.0 million for the year ended December 31, 2021, compared to no license revenue for the year ended December 31, 2020. Pursuant to the exercise of the license option in March 17, 2021 per the Torii Agreement we recognized revenue of $12.0 million comprised of an up-front payment of $0.5 million received in December 2020 and $11.5 million payment paid in April 2021.

Research and Development Expenses

Research and development expenses were $15.9 million for the year ended December 31, 2021, compared to $15.7 million for the year ended December 31, 2020. The increase of $0.3 million was primarily attributable to a one-time $2.3 million payment made to Lytix upon the achievement of a regulatory milestone for LTX-315 and increased compensation costs, and increased clinical costs related to our development of VP-102 for molluscum partially offset by decreased Chemistry, Manufacturing and Controls, or CMC, costs related to our development of VP-102 for molluscum.

General and Administrative Expenses

General and administrative expenses were $27.0 million for the year ended December 31, 2021, compared to $24.5 million for the year ended December 31, 2020. The increase of $2.5 million was primarily driven by expenses related to increased headcount, an increase in insurance, professional fees, and other operating costs, and an increase in expenses related to pre-commercial activities for VP-102. The increase was partially offset by a decrease in stock-based compensation costs, which includes $4.8 million of stock-based compensation expense recorded in December 2020 related to the modification of a stock award to a former executive.

Interest Income

Interest income for the years ended December 31, 2021 and 2020 consisted of interest earned on our cash, cash equivalents and marketable securities. The decrease of $0.4 million was primarily a result of lower interest income due to lower interest rates.

Interest Expense

Interest expense for the year ended December 31, 2021 and 2020 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 11 to our financial statements. The increase of $1.3 million was primarily a result of the Mezzanine Loan Agreement which commenced on March 10, 2020.

Results of Operations for Years Ended December 31, 2020 and 2019

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 17, 2021.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and most recently, $40.0 million of gross proceeds from the Mezzanine Loan Agreement noted below, $28.1 million in net proceeds from issuance of common stock in a follow-on offering in March 2021 and $12.0 million from the Torii Agreement.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $70.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have debt obligations through March 1, 2024 of $40.0 million principal, $3.8 million final payment fee and interest expense of $3.7 million. In addition, we have an operating lease for office space in West Chester with obligations through September 1, 2027 of $2.0 million including imputed interest.

Indebtedness

On March 10, 2020, or the Effective Date, we entered into (i) the Mezzanine Loan Agreement with the Agent, and the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend us up to $50.0 million in a series of term loans, and (ii) the Senior Loan Agreement with the Senior Lender, pursuant to which the Senior Lender has agreed to provide us with a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, we borrowed the Term A Loan.

On October 26, 2020, we entered into (i) the first amendment to the Mezzanine Loan Agreement, or the Mezzanine Loan Amendment and (ii) the first amendment to the Senior Loan Agreement, or the Senior Loan Amendment with the Lenders, under which we borrowed the Term B1 Loan on March 1, 2021.

On March 1, 2022, we entered into a second amendment to the Mezzanine Loan Agreement, or the Second Mezzanine Loan Amendment. Pursuant to the Second Mezzanine Loan Amendment, we are no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues but will be required to maintain a minimum cash balance equal to the outstanding amount of the Term Loans under the Mezzanine Loan Agreement prior to entry into the Second Mezzanine Loan Amendment in a separate money market account with SVB. Additionally, we entered into a second amendment to the Senior Loan Agreement, or the Second Senior Loan Amendment. Pursuant to the Second Senior Loan Amendment, we are no longer required to achieve minimum levels of trailing six-month net product revenues. See Notes 11 and 14 for a full discussion of our indebtedness.

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

All of the Loans mature on March 1, 2024, or the Maturity Date. Based on the terms of the Term Loans prior to the Second Loan Amendments, the Term Loans were interest-only through March 31,2022, followed by 24 equal monthly payments of principal and interest. Following the entry into the Second Loan Amendments on March 1, 2022, the Term Loans will be interest-only through February 28, 2023, followed by 12 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%. The Revolving Loans will bear interest at a floating per annum rate equal to the greater of (i) 6.00% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 1.25%.

Under the terms of the Mezzanine Loan Agreement, as amended, we will be required to make a final payment fee of $3,750,000 payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans, or the Final Payment. We are recording the final payment fee using the effective interest rate method over the term of the Term Loan with an increase in debt. We may prepay all, or any portion of the Term Loans upon 5 business days advance written notice to the Agent, provided that we will be obligated to pay a prepayment fee equal to (i) $1.0 million if prepaid between October 27, 2021 and October 26, 2022, and (ii) $0.5 million if prepaid between October 27, 2022 and October 26, 2023 and (iii) no prepayment fee if prepaid after October 26, 2023, each, a Prepayment Fee.

We may terminate the revolving credit line under the Senior Loan Agreement at any time upon three business days advance written notice to the Senior Lender. If we terminate the revolving credit line prior to the Maturity Date, we must pay to the Senior Lender an early termination fee of $50,000, or the Termination Fee.

Under the Loan Agreements, as amended, we are subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens and investments and transactions with affiliates, among other customary covenants. As of December 31, 2021, we were in compliance with all covenants.

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

Prior to the Second Loan Amendments of the Term Loans on March 1, 2022, we believed that without additional financing, it was probable that we would not be in compliance with the minimum liquidity ratio covenant at some point in the next twelve months. In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contained subjective acceleration clauses and assessment that it was probable that the minimum liquidity ratio covenant would not be met, we classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of December 31, 2021.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(27,582)	$(30,207)
Net cash used in investing activities	(998)	(3,580)
Net cash provided by financing activities	33,646	35,232
Net increase in cash and cash equivalents	$5,066	$1,445

Operating Activities

During the year ended December 31, 2021, operating activities used $27.6 million of cash, primarily resulting from a net loss of $35.1 million and noncash stock-based compensation of $6.1 million and non-cash interest expense of $1.4 million. Net cash used in operating assets and liabilities of $0.5 million consisted primarily of a decrease in deferred revenue of $0.5 million, and a decrease in prepaid expenses and operating lease liability partially offset by an increase in accounts payable and accrued expenses of $0.7 million.

During the year ended December 31, 2020, operating activities used $30.2 million of cash, primarily resulting from a net loss of $42.7 million and noncash stock-based compensation of $9.8 million. Net cash provided by changes in operating assets and liabilities of $1.6 million consisted primarily of an increase in accrued expenses of $1.4 million. The increase in accrued expenses was primarily due to accruals for clinical development and product development activities.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was related to the purchase of marketable securities of $68.9 million and purchases of property and equipment of $0.9 million, partially offset by the sales and maturities of marketable securities of $69.0 million.

During the year ended December 31, 2020, net cash used in investing activities was related to the purchase of marketable securities of $71.7 million and purchases of property and equipment of $1.5 million, partially offset by the sales and maturities of marketable securities of $69.8 million.

Financing Activities

During the ended December 31, 2021, net cash provided by financing activities was $33.6 million, which was primarily related to the proceeds from issuance of common stock, net of issuance costs of $28.1 million and proceeds from debt, net of issuance costs of $5.0 million.

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

We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2021, will be sufficient to support our planned operations into the third quarter of 2022. Our future capital requirements will depend on many factors, including:

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that we can obtain marketing approval to sell, and then generate significant sales of, VP-102. We will need substantial additional financing to fund our operations and to develop and commercialize our drug candidate. These factors raise substantial doubt about our ability to continue as a going concern.

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

Other Contractual Obligations and Commitments

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States, including in China, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2021, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Verrica Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
March 2, 2022

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$15,752	$10,686
Marketable securities	54,602	54,784
Prepaid expenses and other assets	3,974	2,180
Total current assets	74,328	67,650
Property and equipment, net	3,894	3,102
Operating lease right-of-use asset	1,608	1,836
Other non-current assets	295	1,566
Total assets	$80,125	$74,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845	$348
Accrued expenses and other current liabilities	3,266	3,114
Operating lease liability	245	198
Financing lease liability	6	—
Deferred revenue	—	500
Debt, net	41,693	35,315
Total current liabilities	46,055	39,475
Operating lease liability	1,449	1,693
Financing lease liability	16	—
Total liabilities	47,520	41,168
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 27,624,197 shares issued and 27,519,053 shares outstanding as of December 31, 2021; 25,546,257 shares issued and 25,441,113 shares outstanding as of December 31, 2020	3	3
Treasury stock, at cost, 105,144 shares as of December 31, 2021 and 2020	—	—
Additional paid-in capital	171,597	136,868
Accumulated deficit	(138,966)	(103,886)
Accumulated other comprehensive (loss) gain	(29)	1
Total stockholders’ equity	32,605	32,986
Total liabilities and stockholders’ equity	$80,125	$74,154

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020
License revenue	$12,000	$—
Operating expenses:
Research and development	15,929	15,673
General and administrative	26,979	24,508
Total operating expenses	42,908	40,181
Loss from operations	(30,908)	(40,181)
Other income (expense):
Interest income	123	521
Interest expense	(4,295)	(3,034)
Total other expense	(4,172)	(2,513)
Net loss	$(35,080)	$(42,694)
Net loss per share, basic and diluted	$(1.30)	$(1.71)

Weighted-average common shares outstanding, basic and diluted	27,044,462	24,995,556

Net loss	$(35,080)	$(42,694)
Other comprehensive loss:
Unrealized loss on marketable securities	(30)	(19)
Comprehensive loss	$(35,110)	$(42,713)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

								Accumulated	Total
			Additional			Treasury		Other	Stockholders’
	Common Stock		PaidIn	Subscription	Accumulated	Stock		Comprehensive	Equity
	Shares Issued	Amount	Capital	Receivable	Deficit	Shares	Cost	(Loss) Gain
Balance as of December 31, 2019	25,912,137	$3	$126,594	$(410)	$(61,192)	105,144	$—	$20	$65,015
Stock-based compensation	—	—	9,821	—	—	—	—	—	9,821
Repurchased and retired common stock	(424,429)	—	—	—	—	—	—	—	—
Exercise of stock options	58,549	—	453	—	—	—	—	—	453
Repayment of subscription receivable	—	—	—	410	—	—	—	—	410
Net loss	—	—	—	—	(42,694)	—	—	—	(42,694)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(19)	(19)
Balance as of December 31, 2020	25,546,257	3	136,868	—	(103,886)	105,144	—	1	32,986
Stock-based compensation	—	—	6,053	—	—	—	—	—	6,053
Issuance of common stock, net of issuance costs	2,033,899	—	28,118	—	—	—	—	—	28,118
Exercise of stock options	44,041	—	558		—	—	—	—	558
Net loss	—	—	—	—	(35,080)	—	—	—	(35,080)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(30)	(30)
Balance as of December 31, 2021	27,624,197	$3	$171,597	$—	$(138,966)	105,144	$—	$(29)	$32,605

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(35,080)	$(42,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,053	9,821
Amortization of premiums / (discounts) on marketable securities	66	(138)
Depreciation expense	244	43
Noncash interest expense	1,442	940
Amortization on operating lease right-of-use asset	228	186
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(543)	786
Accounts payable	497	(838)
Accrued expenses and other current liabilities	208	1,394
Deferred revenue	(500)	500
Operating lease liability	(197)	(207)
Net cash used in operating activities	(27,582)	(30,207)
Cash flows from investing activities
Purchases of marketable securities	(68,914)	(71,738)
Sales and maturities of marketable securities	69,000	69,849
Purchases of property and equipment	(883)	(1,470)
Deposits	(201)	(221)
Net cash used in investing activities	(998)	(3,580)
Cash flows from financing activities
Proceeds from exercise of stock options	558	453
Proceeds from issuance of common stock, net of issuance costs	28,118	—
Proceeds from issuance of debt, net of issuance costs	4,975	34,460
Debt issuance cost	—	(91)
Repayment of subscription receivable	—	410
Repayment of financing lease	(5)	—
Net cash provided by financing activities	33,646	35,232
Net increase in cash and cash equivalents	5,066	1,445
Cash and cash equivalents at the beginning of the year	10,686	9,241
Cash and cash equivalents at the end of the year	$15,752	$10,686

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$255	$318
Right-of-use asset obtained in exchange for lease obligation	$—	$1,910
Change in unrealized loss on marketable securities	$(30)	$(19)
Cash paid for interest	$2,850	$1,875
Debt issuance costs included in accrued expenses at year end	$—	$100

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, the Company had an accumulated deficit of $139.0 million. On March 17, 2021, the Company entered into the Torii Agreement (Note 13), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. In March 2020, the Company entered into a Mezzanine Loan Agreement (as defined in Note 11), pursuant to which the Company borrowed (i) $35.0 million in March 2020 (the “Term A Loan”) and (ii) $5.0 million on March 1, 2021 (the “Term B1 Loan” and together with the Term A Loan, the “Term Loans”) that remains outstanding as of December 31, 2021. On March 1, 2022, the Company entered into a second amendment to the Mezzanine Loan Agreement (the “Second Mezzanine Loan Amendment”). Pursuant to the Second Mezzanine Loan Amendment the Company is no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues but will be required to maintain a minimum balance equal to the outstanding amount of the Term Loans under the Existing Mezzanine Credit Facility (as defined in Note 14) in a separate money market account with Silicon Valley Bank (“SVB”). Additionally, the Company entered into a second amendment (the “Second Senior Loan Amendment”) to the Senior Loan Agreement (as defined in Note 11). Pursuant to the Second Senior Loan Amendment, the Company is no longer required to achieve minimum levels of trailing six-month net product revenues.

The Company believes its cash, cash equivalents and marketable securities of $70.4 million as of December 31, 2021 will be sufficient to support the Company’s planned operations into the third quarter of 2022. Substantial additional financing will be needed by the Company to fund its operations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales of VP-102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the years ended December 31, 2021 and 2020, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. There were no marketable securities with a maturity of greater than one year as of December 31, 2021. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive gain or loss included in stockholders’ equity.

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

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be recognized if the carrying value of the asset exceeds its fair value. Fair value is generally determined using discounted cash flows. No impairment losses have been recorded during the years ended December 31, 2021 or 2020.

Description	Useful lives
Machinery and equipment	3 - 5 years
Office furniture and fixtures and equipment	3 years
Leasehold improvements	Lease Term
Automobiles	3 years

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

The Company receives payments from its licensees based on schedules established in each contract. Upfront payments are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. See Note 13 for a full discussion of the Company’s license revenue.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the years ended December 31, 2021 and 2020, comprehensive loss includes net loss and unrealized loss on marketable securities.

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

The use of the Black‑Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, and, for grants prior to the Company’s IPO, the value of the common stock. The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to the volatility of the Company's stock. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2021	2020
Shares issuable upon exercise of stock options	3,443,817	2,901,908
Non-vested shares under restricted stock grants	425,000	475,000

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

As of January 1, 2020 the Company has adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers.” In accordance with FASB’s ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The adoption of this guidance as of January 1, 2020 did not have an impact on the prior year financial statements.

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$15,272	—	$(15)	$15,257
Commercial paper	28,980	—	—	28,980
Asset-backed securities	10,379	—	(14)	10,365
Total marketable securities	$54,631	$—	$(29)	$54,602

	As of December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$11,607	$2	$—	$11,609
Commercial paper	41,674	—	(1)	41,673
Asset-backed securities	1,502	—	—	1,502
Total marketable securities	$54,783	$2	$(1)	$54,784

Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive gain (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive loss on a specific identification basis. The Company recorded nominal realized gains and losses during the years ended December 31, 2021 and 2020. The Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value during the years ended December 31, 2021 or 2020.

Accretion of bond discount and premium on marketable securities and interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

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

The following tables presents fair value by level in accordance with ASC 820 (see Note 2) of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$15,257	$—	$—	$15,257
Commercial paper	—	28,980	—	28,980
Asset-backed securities	—	10,365	—	10,365
Total	$15,257	$39,345	$—	$54,602

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$11,609	$—	$—	$11,609
Commercial paper	—	41,673	—	41,673
Asset-backed securities	—	1,502	—	1,502
Total	$11,609	$43,175	$—	$54,784

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of December 31,
	2021	2020
Machinery and equipment	$737	$102
Office furniture and fixtures	303	117
Office equipment	301	52
Leasehold improvements	49	101
Automobiles	27	—
Construction in process	2,731	2,857
	4,148	3,229
Accumulated depreciation	(254)	(127)
Total property and equipment, net	$3,894	$3,102

Depreciation expense for the years ended December 31, 2021 and 2020 was $244,000 and $43,000, respectively.

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

For each of the years ended December 31, 2021 and 2020, the Company incurred expenses under the SA of $60,000, of which $36,000 were included in general and administrative expenses, and $24,000 were included in research and development expenses.

As of December 31, 2021 and 2020, the Company had no payables due to PBM and its affiliates.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2021	2020
Compensation and related costs	$1,667	$1,338
Clinical trials and drug development	613	611
Professional fees	406	447
Interest expense	250	219
Construction in process	131	277
Machinery and equipment	124	—
Other accrued expenses and other current liabilities	75	222
Total accrued expenses and other current liabilities	$3,266	$3,114

Note 7—Commitments and Contingencies

Litigation

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

During 2019, the Company executed a single purchase order pursuant to which the Company agreed to purchase $1.8 million of crude cantharidin material and made a prepayment of $1.1 million against this purchase order. The Company received the shipments of material in 2020 and as of December 31, 2020, this purchase order was fulfilled. During 2021, the Company executed a single purchase order pursuant to which the Company agreed to purchase $0.8 million of crude cantharidin material and made a prepayment of $0.8 million against this purchase order, recorded as prepaid expense in the balance sheet as of December 31, 2021. The Company received the shipments of material in 2022.

Note 8—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of each of December 31, 2021 and 2020. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

The 2018 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2018 Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company initially reserved 3,738,199 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2021, 2,496,593 shares were available for grant under the 2018 Plan.

Stock Options

The Company’s employee and non-employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2021 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2025, are nontransferable, and have term expiration dates set to expire through 2031.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2021 and 2020 to estimate the fair value of employee and non-employee stock option awards:

	For the Year Ended December 31,
	2021	2020
Exercise price	$9.26 - $15.10	$6.56 - $15.91
Risk-free rate of interest	0.76% - 1.24%	0.27% - 1.67%
Expected term (years)	6	6
Expected stock price volatility	87.14% - 89.39%	76.71% - 85.97%
Dividend yield	—	—
Weighted average grant date fair value	$9.72	$7.00

The following table summarizes the Company’s employee and non-employee stock option activity under the 2013 Plan and 2018 Plan for the years ended December 31, 2021 and 2020:

			Weighted average
	Number of	Weighted average	remaining contractual	Aggregate intrinsic
	shares	exercise price	life (in years)	value
Outstanding as of December 31, 2019	1,914,545	$9.14
Options granted	1,193,956	10.35
Exercised	(58,549)	7.73
Forfeited	(125,377)	10.78
Expired	(22,667)	12.00
Outstanding as of December 31, 2020	2,901,908	9.57
Options granted	1,222,786	13.28
Exercised	(44,041)	12.67
Forfeited	(462,617)	13.87
Expired	(174,219)	13.84
Outstanding as of December 31, 2021	3,443,817	$10.05	7.8	$3,952,803
Options vested and exercisable as of December 31, 2021	1,757,554	$8.48	6.7	$3,211,470

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the years ended December 31, 2021 and 2020 was $9.72 and $7.00, respectively. As of December 31, 2021, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $11.7 million, which the Company expects to recognize over a weighted-average period of 2.9 years.

The Company utilizes a designated broker to process exercises of stock options. In late December 2019, there was an exercise of 27,329 vested stock options for which the Company did not receive the net proceeds from the designated broker until early January 2020. The net proceeds were reflected as a stock subscription receivable as of December 31, 2019 in the balance sheet.

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

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units to its executive officers. The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date. No compensation expenses has been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of December 31, 2021. As of December 31, 2021 the total unrecognized compensation expense related to the restricted stock was $5.0 million.

The following table summarizes restricted stock awards:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested as of December 31, 2019	1,148,859	$4.35
Granted	250,000	8.17
Forfeitures	(499,429)	2.64
Vested	(424,430)	$11.27
Non-vested as of December 31, 2020	475,000	11.74
Granted	—	—
Forfeitures	(50,000)	12.29
Vested	—	—
Non-vested as of December 31, 2021	425,000	$11.68

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations for the years ended December 31, 2021 and 2020 as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Research and development	$1,513	$813
General and administrative	4,540	9,008
Total stock-based compensation	$6,053	$9,821

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

On July 1, 2019, the Company entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. On March 12, 2020 the Company entered into an amendment to the lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space. For the first six months following the commencement date of September 1, 2020, the base rent was based on the square footage of the original premises. The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense. At the commencement date of the new lease, the Company recorded a right-of-use asset of $1.9 million and a lease liability of $1.9 million on the balance sheet.

As of December 31, 2021, the Company had an operating lease liability of $1,694,000, of which $244,600 was classified as current, and an operating right-of-use asset of $1,608,000.

The Company leases a vehicle for the sales force under a financing lease that expires through 2025. The net basis of the vehicle lease of $22,000 is recorded as property and equipment on the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Finance lease cost:
Amortization ROU assets	$5	$—
Finance lease costs	—	—
Interest on lease liabilities	—	—
Total finance lease cost	$5	$—
Operating lease
Operating lease costs	$346	$164
Short-term lease costs	21	22
Total operating lease	$367	$186

Maturities of the Company’s operating lease, excluding short-term leases as of December 31, 2021 are as follows (in thousands):

	December 31, 2021
	Operating	Finance
2022	$344	$7
2023	349	7
2024	355	8
2025	360	2
Thereafter	613	—
Total lease payments	2,021	24
Less imputed interest	(327)	(2)
Lease liability	$1,694	$22

The remaining term of the Company’s operating and finance leases were 5.7 and 3.3 years, respectively and the discount rate used to measure the present value of the Company’s operating and finance lease liability were 6.25% and 4.35%, respectively as of December 31, 2021.

Note 11–Debt

On March 10, 2020 (the “Effective Date”), the Company entered into (i) a mezzanine loan and security agreement (the “Mezzanine Loan Agreement”) with Silicon Valley Bank, or SVB, as administrative agent and collateral agent (the “Agent”), and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders (the “Mezzanine Lenders”), pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement (the “Senior Loan Agreement”, and together with the Mezzanine Loan Agreement, the “Loan Agreements”) with Silicon Valley Bank, as lender (the “Senior Lender”, and together with the Mezzanine Lenders, the “Lenders”), pursuant to which the Senior Lender has agreed to provide the Company with a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed the “Term A Loan”.

On October 26, 2020, the Company entered into (i) the first amendment to the Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) and (ii) the first amendment to the Senior Loan Agreement (the “Senior Loan Amendment” and together with the Mezzanine Loan Amendment the “Loan Agreement Amendments”) with the Lenders, under which the Company borrowed the “Term B1 Loan”.

On March 1, 2022, the Company entered into the Second Mezzanine Loan Amendment . Pursuant to the Second Mezzanine Loan Amendment, the Company is no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues. Under the terms of the Second Mezzanine Loan Amendment, the Company will be required to maintain a minimum cash balance equal to the outstanding amount of the term loans under the Existing Mezzanine Credit Facility (as defined in Note 14) at all times in a separate money market account with SVB. The Company also entered into the Second Senior Loan Amendment pursuant to which, the Company is no longer required to achieve minimum levels of trailing six-month net product revenues. See Note 14 for additional discussion of the Second Mezzanine Loan Amendment and the Second Senior Loan Amendment.

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

Under the terms of the Mezzanine Loan Agreement, as amended, the Company will be required to make a final payment fee of $3,750,000 payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”). The Company is recording the final payment fee using the effective interest rate method over the term of the Term Loan with an increase in debt. The Company may prepay all, or any portion of the Term Loans upon 5 business days advance written notice to the Agent, provided that the Company will be obligated to pay a prepayment fee equal to (i) $1.0 million if prepaid between October 27, 2021 and October 26, 2022, and (ii) $0.5 million if prepaid between October 27, 2022 and October 26, 2023 and (iii) no prepayment fee if prepaid after October 26, 2023 (each, a “Prepayment Fee”).

The Company may terminate the revolving credit line under the Senior Loan Agreement at any time upon three business days advance written notice to the Senior Lender. If the Company terminates the revolving credit line prior to the Maturity Date, it must pay to the Senior Lender an early termination fee of $50,000 (the “Termination Fee”).

Under the Loan Agreements, as amended, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates among other customary covenants. As of December 31, 2021 the Company is in compliance with all covenants.

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

The Company believes that, without additional financing, it is probable that it will not be in compliance with its minimum liquidity ratio covenant at some point in the next twelve months. In addition, under the Second Mezzanine Loan Amendment dated March 1, 2022, without additional financing, it is probable that the Company will not be in compliance with its minimum cash requirement covenant at some point in the next twelve months. In accordance with FASB ASC 470, since the Mezzanine Loan Agreement contains subjective acceleration clauses and the assessment that it is probable that the minimum liquidity ratio covenant will not be met, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of December 31, 2021.

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

For the years ended December 31, 2021 and 2020, the Company recognized interest expense of $4.3 and $3.0 million, respectively, of which $2.9 and $2.1 million, respectively, was interest on the term loan and $1.4 and $0.9 million, respectively, was noncash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of December 31, 2021 (in thousands):

Gross proceeds	$40,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(2,057)
Total short-term debt, net	$41,693

The aggregate maturities of debt as of December 31, 2021 are as follows (in thousands):

2022	$15,000
2023	20,000
2024 (1)	5,000
Total	$40,000
(1) Excludes the final payment fee due at time of maturity.

Note 12–Income Taxes

There is no provision for income taxes as the Company has incurred operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Tax computed at statutory federal income tax rate	$(7,367)	$(8,966)
State taxes, net of federal benefit	(2,697)	(2,938)
Permanent items	282	1,283
R&D credits	26	(2,405)
Other	205	(2)
Change in valuation allowance	9,551	13,028
Income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$31,514	$23,881
Share-based compensation	3,321	2,170
Tax credits	2,380	2,405
Amortization	678	—
Accrued compensation	479	388
Lease liabilities	497	549
Other	16	12
Total deferred tax assets	38,885	29,405
Less valuation allowance	(38,414)	(28,863)
Deferred tax asset, net of valuation allowance	471	542
Deferred tax liabilities:
Right-of-use assets	(466)	(532)
Fixed assets	(5)	(10)
Total deferred tax liabilities	(471)	(542)
Net deferred tax assets	$—	$—

The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $109.0 million and $110.9 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. As of December 31, 2021, the Company had federal and state research and development carryforwards of $2.4 million. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards may be limited. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception.

As of December 31, 2019, the Company had uncertain tax positions related to federal income tax credits for its research and development activities. The total amount of unrecognized tax benefits was $1.5 million. The Company released the uncertain tax position in 2020 and as of December 31, 2021 and 2020 has recognized a deferred tax benefit of $2.4 million of federal income tax credits for its research and development activities. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

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

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in February 2021, the Company paid Lytix a one-time $2.3 million payment upon the achievement by Lytix of a regulatory milestone. The $2.3 and $0.3 million payments were recognized in research and development expense in the statement of operations for the years ended December 31, 2021 and 2020, respectively. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

Note 14–Subsequent Event

On March 1, 2022, the Company entered into the Second Mezzanine Loan Amendment to its existing mezzanine loan and security agreement (as amended prior to the Amendment, the “Existing Mezzanine Credit Facility”) with SVB, as administrative agent and a lender and SVB Innovation Credit Fund VIII, L.P. as a lender. Pursuant to the Second Mezzanine Loan Amendment, the Company is no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues. Under the terms of the Second Mezzanine Loan Amendment, the Company will be required to maintain a minimum cash balance equal to the outstanding amount of the term loans under the Existing Mezzanine Credit Facility at all times in a separate money market account with SVB. The Company also entered into the Second Senior Loan Amendment (together with the Second Mezzanine Loan Amendment, the “Second Amendments”) to its existing loan and security agreement (as amended prior to the Amendment, the “Existing Senior Credit Facility” and together with the Existing Mezzanine Credit Facility, the “Existing Credit Facilities”) with SVB, pursuant to which, the Company is no longer required to achieve minimum levels of trailing six-month net product revenues. Pursuant to the Second Amendments, The Term Loans will be interest-only through February 28, 2023, followed by 12 equal monthly payments of principal and interest.

Other than as amended by the Second Amendments, the remaining terms of the Existing Credit Facilities remain in full force and effect.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2021.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There has been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 1, 2022, we entered into the Second Mezzanine Loan Amendment to our existing mezzanine loan and security agreement (as amended prior to the Amendment, the “Existing Mezzanine Credit Facility”) with

SVB, as administrative agent and a lender and SVB Innovation Credit Fund VIII, L.P. as a lender. Pursuant to the Second Mezzanine Loan Amendment, we are no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues. Under the terms of the Second Mezzanine Loan Amendment, we will be required to maintain a minimum balance equal to the outstanding amount of the term loans under the Existing Mezzanine Credit Facility at all times in a separate money market account with SVB. We also entered into the Second Senior Loan Amendment (together with the Second Mezzanine Loan Amendment, the “Second Amendments”) to our existing loan and security agreement (as amended prior to the Amendment, the “Existing Senior Credit Facility” and together with the Existing Mezzanine Credit Facility, the “Existing Credit Facilities”) with SVB, pursuant to which, we are no longer required to achieve minimum levels of trailing six-month net product revenues.

Other than as amended by the Second Amendments, the remaining terms of the Existing Credit Facilities remain in full force and effect. The foregoing description of the Amendments are not complete and is qualified in its entirety by reference to the full text of the Amendments, copies of which are filed herewith as Exhibit 10.26 and Exhibit 10.28 to this Annual Report on Form 10-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

10.1

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 20, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.2+

2013 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.3+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.4+

2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.5+

Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice, and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.6+

Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.7

Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of December 2, 2015, as amended on March 29, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.8+

Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 10, 2021)

10.9#

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

10.12+

Employment Agreement, by and between the Registrant and P. Terence Kohler, dated as of July 16, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 11, 2021).

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

10.21*

First Amendment to Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of October 26, 2020 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 17, 2021).

10.22*

First Amendment to Mezzanine Loan and Security Agreement, by and among the Company, Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P., dated as of October 26, 2020 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 17, 2021).

10.23+	Employment Agreement by and between the Registrant and Gary Goldenberg, dated as of August 1, 2020.

10.24+	.Employment Agreement, by and between the Registrant and Christopher Hayes, dated as of February 27, 2020.

10.25*

Collaboration and License Agreement, by and between the Company and Torii Pharmaceutical Co., Ltd., dated March 17, 2021 (incorporated herein by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2021).

10.26	Waiver and Second Amendment to Mezzanine Loan and Security Agreement, dated as of March 1, 2022

10.27+	Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board as of February 24, 2022

10.28	Waiver and Second Amendment to Loan and Security Agreement, dated as of March 1, 2022.

23.1	Consent of KPMG LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

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

VERRICA PHARMACEUTICALS INC.

	By:	/s/ Ted White
March 2, 2022		Ted White President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted White and P. Terence Kohler, Jr., jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Verrica Pharmaceuticals Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted White Ted White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2022

/s/ P. Terence Kohler, Jr P. Terence Kohler, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2022

/s/ Paul B. Manning Paul B. Manning	Chairman of the Board of Directors	March 2, 2022

/s/ Sean Stalfort Sean Stalfort	Director	March 2, 2022

/s/ Craig Ballaron Craig Ballaron	Director	March 2, 2022

/s/ Mark Prygocki Mark Prygocki	Director	March 2, 2022

/s/ Lawrence Eichenfield Lawrence Eichenfield	Director	March 2, 2022
/s/ Diem Nguyen
Diem Nguyen	Director	March 2, 2022