Form 10-Q
period 2022-03-31
Verrica Pharmaceuticals Inc.
filed 2022-05-09
CIK 1660334

28

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2022, the registrant had 27,519,053 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Philadelphia, PA

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,407	$15,752
Marketable securities	11,497	54,602
Restricted cash	40,000	—
Unbilled receivable	431	—
Prepaid expenses and other assets	3,437	3,974
Total current assets	65,772	74,328
Property and equipment, net	4,155	3,894
Operating lease right-of-use asset	1,548	1,608
Other non-current assets	142	295
Total assets	$71,617	$80,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531	$845
Accrued expenses and other current liabilities	2,014	3,266
Operating lease liability	250	245
Financing lease liability	6	6
Debt, net	41,999	41,693
Total current liabilities	44,800	46,055
Operating lease liability	1,384	1,449
Financing lease liability	15	16
Total liabilities	46,199	47,520
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 27,624,197 shares issued and 27,519,053 shares outstanding as of March 31, 2022 and December 31, 2021	3	3
Treasury stock, at cost, 105,144 shares as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	172,913	171,597
Accumulated deficit	(147,436)	(138,966)
Accumulated other comprehensive loss	(62)	(29)
Total stockholders’ equity	25,418	32,605
Total liabilities and stockholders’ equity	$71,617	$80,125

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

License revenue	$431	$12,000
Operating expenses:
Research and development	2,723	5,362
General and administrative	5,118	6,578
Total operating expenses	7,841	11,940
(Loss) income from operations	(7,410)	60
Other income (expense):
Interest income	22	32
Interest expense	(1,082)	(1,028)
Total other expense	(1,060)	(996)
Net loss	$(8,470)	$(936)

Net loss per share, basic and diluted	$(0.31)	$(0.04)
Weighted average common shares outstanding, basic and diluted	27,519,053	25,602,404

Net loss	$(8,470)	$(936)
Other comprehensive gain:
Unrealized (loss) gain on marketable securities	(33)	2
Comprehensive loss	$(8,503)	$(934)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
							Other	Total
	Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	(Loss) Gain	Equity
January 1, 2022	27,624,197	$3	$171,597	$(138,966)	105,144	$—	$(29)	$32,605
Stock-based compensation	—	—	1,316	—	—	—	—	1,316
Net loss	—	—	—	(8,470)	—	—	—	(8,470)
Unrealized loss on marketable securities	—	—	—	—	—	—	(33)	(33)
March 31, 2022	27,624,197	$3	$172,913	$(147,436)	105,144	$—	$(62)	$25,418

January 1, 2021	25,546,257	$3	$136,868	$(103,886)	105,144	$—	$1	$32,986
Stock-based compensation	—	—	1,403	—	—	—	—	1,403
Issuance of common stock, net of issuance costs	2,033,899	—	28,115	—	—	—	—	28,115
Exercise of stock options	15,708	—	240	—	—	—	—	240
Net loss	—	—	—	(936)	—	—	—	(936)
Unrealized gain on marketable securities	—	—	—	—	—	—	2	2
March 31, 2021	27,595,864	$3	$166,626	$(104,822)	105,144	$—	$3	$61,810

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(8,470)	$(936)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,316	1,403
Amortization of premiums (discounts) on marketable securities	49	(14)
Depreciation expense	98	11
Non cash interest expense	300	393
Reduction in operating lease right-of-use asset	60	56
Changes in operating assets and liabilities:
License receivable	—	(11,500)
Prepaid expenses and other assets	537	13
Accounts payable	(314)	525
Unbilled receivable	(431)	—
Accrued expenses and other current liabilities	(1,425)	(209)
Deferred revenue	—	(500)
Operating lease liability	(60)	(27)
Net cash used in operating activities	(8,340)	(10,785)
Cash flows from investing activities
Sales and maturities of marketable securities	47,508	20,500
Purchases of marketable securities	(4,485)	(9,285)
Purchases of property and equipment	(5)	(311)
Deposits	(5)	(69)
Net cash provided by investing activities	43,013	10,835
Cash flows from financing activities
Proceeds from exercise of stock options	—	240
Proceeds from issuance of debt, net of issuance costs	—	4,975
Debt Issuance Costs	(17)	—
Repayment of financing lease	(1)	—
Proceeds from issuance of common stock, net of issuance costs	—	28,150
Net cash (used in) provided by financing activities	(18)	33,365
Net increase in cash, cash equivalents and restricted cash	34,655	33,415
Cash, cash equivalents and restricted cash at the beginning of the period	15,752	10,686
Cash, cash equivalents and restricted cash at the end of the period	$50,407	$44,101

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$459	$253
Change in unrealized gain on marketable securities	$(33)	$2
Cash paid for interest	$725	$634

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, the Company had an accumulated deficit of $147.4 million. On March 17, 2021, the Company entered into the Torii Agreement (Note 11), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses.

In March 2020, the Company entered into a Mezzanine Loan Agreement (see Note 7) pursuant to which the Company borrowed (i) $35.0 million in March 2020 and (ii) $5.0 million on March 1, 2021. On March 1, 2022, the Company entered into a second amendment to the Mezzanine Loan Agreement (the “Second Mezzanine Loan Amendment”). Pursuant to the Second Mezzanine Loan Amendment the Company is no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues but will be required to maintain a minimum balance equal to the outstanding amount of the Term Loans under the Existing Mezzanine Credit Facility (as defined in Note 7) in a separate money market account with Silicon Valley Bank (“SVB”). Additionally, the Company entered into a second amendment (the “Second Senior Loan Amendment”) to the Senior Loan Agreement (as defined in Note 7). Pursuant to the Second Senior Loan Amendment, the Company is no longer required to achieve minimum levels of trailing six-month net product revenues.

As of March 31, 2022 the Company had cash, cash equivalents, marketable securities and restricted cash of $61.9 million. The Company believes its existing cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to support Company’s planned operations into the third quarter of 2022. Substantial additional financing will be needed by the Company to fund its operations. The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales of VP-102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has been actively monitoring the coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2021 and the three months ended March 31, 2022, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

Significant Accounting Policies

Restricted Cash

Restricted cash at March 31, 2022 includes a cash deposit with SVB as required under the Existing Mezzanine Credit Facility with a minimum balance equal to the outstanding amount of the Term Loans under the Existing Mezzanine Credit Facility.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of March 31,
	2022	2021
Shares issuable upon exercise of stock options	3,768,955	3,571,708
Non-vested shares under restricted stock grants	425,000	475,000

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,025	$—	$(40)	$4,985
Commercial paper	2,499	—	—	$2,499
Asset-backed securities	4,035	—	(22)	$4,013
Total marketable securities	$11,559	$—	$(62)	$11,497

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$15,272	$—	$(15)	$15,257
Commercial paper	28,980	—	—	28,980
Asset-backed securities	10,379	—	(14)	10,365
Total marketable securities	$54,631	$—	$(29)	$54,602

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$4,985	$—	$—	$4,985
Commercial paper	—	2,499	—	2,499
Asset-backed securities	—	4,013	—	4,013
Total assets	$4,985	$6,512	$—	$11,497

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$15,257	$—	$—	$15,257
Commercial paper	—	28,980	—	28,980
Asset-backed securities	—	10,365	—	10,365
Total assets	$15,257	$39,345	$—	$54,602

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2022	2021
Machinery and equipment	$737	$737
Office furniture and fixtures	303	303
Office equipment	301	301
Leasehold improvements	54	49
Automobiles	27	27
Construction in process	3,085	2,731
	4,507	4,148
Accumulated depreciation	(352)	(254)
Total property and equipment, net	$4,155	$3,894

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Compensation and related costs	$699	$1,667
Professional fees	347	406
Construction in process	335	131
Interest expense	219	250
Clinical trials and drug development	216	613
Machinery and equipment	124	124
Other accrued expenses and other current liabilities	74	75
Total accrued expenses and other current liabilities	$2,014	$3,266

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

The Company leased office space in West Chester, Pennsylvania under an agreement classified as an operating lease that expired in May 2021. On July 1, 2019, the Company entered into a lease for office space located in West Chester which was further amended on March 12, 2020 to include additional office space. The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense.

The Company leases a vehicle under a financing lease that expires in 2025. The net basis of the vehicle lease of $21 thousand is recorded as property and equipment on the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Finance lease cost:
Amortization ROU assets	$2	$—
Total finance lease costs	$2	$—
Operating lease:
Operating lease costs	$85	$89
Short-term lease costs	8	5
Total operating lease expense	$93	$94

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of March 31, 2022 are as follows (in thousands):

	For the Three Months Ended March 31,
	Operating	Financing
2022 (remaining 9 months)	$259	$6
2023	349	7
2024	355	7
2025	360	2
Thereafter	613	—
Total lease payments	1,936	22
Less imputed interest	(302)	(1)
Lease liability	$1,634	$21

The weighted average remaining term and discount rate are as follows:

Other information:	Operating	Finance
Weighted average remaining lease term	5.4	3.1
Weighted-average discount rate	6.25%	4.35%

Note 7—Debt

On March 10, 2020 (the “Effective Date”), the Company entered into (i) a mezzanine loan and security agreement (the “Mezzanine Loan Agreement”) with SVB, as administrative agent and collateral agent (the “Agent”), and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders (the “Mezzanine Lenders”), pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement (the “Senior Loan Agreement”, and together with the Mezzanine Loan Agreement, the “Loan Agreements”) with Silicon Valley Bank, as lender (the “Senior Lender”, and together with the Mezzanine Lenders, the “Lenders”), pursuant to which the Senior Lender has agreed to provide the Company with a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders (the “Term A Loan”).

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

On March 1, 2022, the Company entered into the Second Mezzanine Loan Amendment to its existing mezzanine loan and security agreement (as amended prior to the Amendment, the “Existing Mezzanine Credit Facility”) with SVB, as administrative agent and a lender and SVB Innovation Credit Fund VIII, L.P., as a lender. Pursuant to the Second Mezzanine Loan Amendment, the Company is no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues. Under the terms of the Second Mezzanine Loan Amendment, the Company will be required to maintain a minimum cash balance equal to the outstanding amount of the term loans under the Existing Mezzanine Credit Facility at all times in a separate money market account with SVB. The Company also entered into the Second Senior Loan Amendment (together with the Second Mezzanine Loan Amendment, the “Second Amendments”) to its existing loan and security agreement with SVB (as amended prior to the Amendment, the “Existing Senior Credit Facility” and together with the Existing Mezzanine Credit Facility, the “Existing Credit Facilities”) pursuant to which, the Company is no longer required to achieve minimum levels of trailing six-month net product revenues. Pursuant to the Second Amendments, The Term Loans will be interest-only through February 28, 2023, followed by 12 equal monthly payments of principal and interest.

The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.25% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 2.50%.

Under the terms of the Senior Loan Agreement, as amended on March 1, 2022, the Company agreed to forego its right to request or receive any advances on the revolving credit line.

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

Under the Loan Agreements, as amended, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates among other customary covenants. As of March 31, 2022 the Company is in compliance with all covenants.

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

The Company believes that without additional financing, it is probable that it will not have sufficient funds to maintain the minimum cash balance within the twelve months after March 31, 2022, at which time the remaining debt will become due. In accordance with FASB ASC 470, the Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of March 31, 2022.

The Company has incurred debt discount and issuance costs of $4.4 million, including the final payment fee of $3.8 million, that are classified as a contra-liability on the condensed balance sheet. The Company incurred additional debt issuance costs related to the revolving credit line of $0.1 million, classified as other non-current assets in the condensed balance sheet. These costs related to the revolving credit line are being amortized to interest expense over the life of the loans using the straight-line method.

For the three months ended March 31, 2022, the Company recognized interest expense of $1.0 million of which $0.7 million was interest on the term loan and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of March 31, 2022 (in thousands):

Gross proceeds	$40,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(1,751)
Total short-term debt, net	$41,999

The aggregate maturities of debt as of March 31, 2022, are as follows (in thousands):

2023	$33,333
2024 (1)	6,667
$40,000
(1) Excludes the final payment fee due at time of maturity

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Research and development	$417	$298
General and administrative	899	1,105
Total stock-based compensation	$1,316	$1,403

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2021	3,443,817	$10.05	7.8	$3,952,803
Granted	365,000	8.09
Exercised	—	—
Forfeitures	(14,238)	11.76
Expired	(25,624)	14.13
Outstanding as of March 31, 2022	3,768,955	$9.83	7.8	$2,468,987
Options vested and exercisable as of March 31, 2022	1,968,559	$8.90	6.8	$2,076,929

As of March 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $13.0 million, which the Company expects to recognize over a weighted-average period of 2.84 years.

Restricted Stock

In November 2019 and August 2020 the Company granted 300,000 and 250,000 restricted stock units, respectively to its executive officers. As of March 31, 2022, 425,000 restricted stock units were outstanding. The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2021	425,000	$11.68
Granted	—	—
Forfeitures	—	—
Nonvested as of March 31, 2022	425,000	$11.68

No compensation expenses have been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of March 31, 2022. As of March 31, 2022, the total unrecognized compensation expense related to the restricted stock units was $5.0 million.

Note 9—Related Party Transactions

Prior to the completion of the initial public offering of the Company’s common stock in June 2018, the Company was controlled by PBM VP Holdings, LLC (“PBM VP Holdings”) an affiliate of PBM Capital Group, LLC (“PBM”). Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of the Company’s Board of Directors, and certain entities affiliated with Mr. Manning, continue to be the Company’s largest shareholder on a collective basis.

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

For each of the three months ended March 31, 2022 and 2021, the Company incurred expenses under the SA of $15,000 of which $9,000 were included in general and administrative expenses, and $6,000 were included in research and development expenses.

As of March 31, 2022, the Company had $5,000 of outstanding payables due to PBM and its affiliates.

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

On March 7, 2022, pursuant to the Torii Agreement, the Company entered into a Clinical Supply Agreement with Torri, whereby the Company is obligated to supply product to Torii for use in clinical trials and other development activities. The Company recognized unbilled license revenue of $0.4 million for the three months ended March 31, 2022 related to supplies and development activity pursuant to this agreement.

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in February 2021, the Company paid Lytix a one-time $2.3 million payment upon the achievement by Lytix of a regulatory milestone. The $0.3 million and $2.3 million payments were recognized in research and development expense in the statement of operations for the year ended December 31, 2020 and the three months ended March 31, 2021, respectively. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

Note 12 – Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2020 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022. Our financial statements have been prepared in accordance with U.S. GAAP.

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

Overview

We are a dermatology therapeutics company committed to the development and commercialization of novel treatments that provide meaningful benefit for people living with skin diseases. Our lead product candidate, VP-102, is a proprietary drug-device combination of our topical solution of cantharidin, a widely recognized, naturally sourced agent to treat topical dermatological conditions, administered through our single-use precision applicator. We are initially developing VP-102 for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease, external genital warts and common warts. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for either of these diseases, resulting in significant undertreated populations in two of the largest unmet needs in dermatology. VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity. In addition, our granted patents and pending patent applications include claims drawn to our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis and methods of use.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019. In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020. In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021. On May 28, 2021, the FDA extended the PDUFA date to September 23, 2021 to allow additional time to review information submitted by Verrica in response to comments from the agency regarding the Company's human factors study.

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of a contract manufacturing organization, or CMO, which are not specifically related to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific Chemistry, Manufacturing, and Controls, or CMC, deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve VP-102's user interface. On November 5, 2021, we were notified that the inspection of the CMO has been classified as “voluntary action indicated”, or VAI, is now closed and that the VAI classification will not directly negatively impact FDA’s assessment of our NDA regarding this CMO. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum on

November 29, 2021. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. On December 15, 2021 the FDA accepted our NDA resubmission for VP-102 and assigned a new PDUFA goal date of May 24, 2022.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts. Based on the results of the Phase 2 trial, we intend to initiate a Phase 3 trial of VP-102 for the treatment of external genital warts and to dose the first patient in the first half of 2023.

In addition, we are conducting necessary drug development activities for VP-103, our second cantharidin-based product candidate, and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts. We also intend to develop our third product candidate, LTX-315, for the treatment of dermatological oncology indications. We submitted an Investigational New Drug Application, or IND, for LTX-315 in October 2021. The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of LTX-315 in Basal Cell Carcinoma, or BCC, in April 2022.

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on feedback from the FDA regarding a potential Phase 3 trial protocol, we are currently evaluating conducting an additional Phase 2 clinical trial of VP-102 for the treatment of common warts that would be designed to further evaluate the treatment indication, application time, or regimen and long term sustainability.

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

We have been actively monitoring the coronavirus, or COVID-19, pandemic and its impact globally. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, we decided to delay the initiation of our previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

As of March 31, 2022, we had cash, cash equivalents, marketable securities and restricted cash of $61.9 million. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to support our planned operations into the third quarter of 2022.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2022 and 2021, our net loss was $8.5 million and $0.9 million, respectively. As of March 31, 2022, we had an accumulated deficit of $147.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
initiate clinical trials evaluating VP-102 for the treatment of external genital warts;
•
continue our ongoing clinical programs including evaluating VP-102 for the treatment of common warts and LTX-315 for the treatment of BCC, as well as initiate and complete additional clinical trials, as needed;
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
•
ultimately, establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including VP-102, VP-103 and LTX-315;
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

These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. We plan to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out our planned development activities. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Critical Accounting Estimates

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

A summary of our significant accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. However, we believe that the additional accounting policies disclosed in Note 2 to our condensed financial statement are important to understanding and evaluating our reported financial results.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of VP-102 in patients with external genital warts, VP-102 in patients with common warts, VP-103 in patients with plantar warts, LTX-315 for dermatological oncology indications, including BCC, and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
License revenue	$431	$12,000	$(11,569)
Operating expenses:
Research and development	2,723	5,362	(2,639)
General and administrative	5,118	6,578	(1,460)
Total operating expenses	7,841	11,940	(4,099)
(Loss) income from operations	(7,410)	60	(7,470)
Other income (expense):
Interest income	22	32	(10)
Interest expense	(1,082)	(1,028)	(54)
Total other expense	(1,060)	(996)	(64)
Net loss	$(8,470)	$(936)	$(7,534)

License Revenue

License revenue was $0.4 million for the three months ended March 31, 2022, compared to $12.0 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, license revenue consisted of supplies and development activity with Torii. For the three months ended March 31, 2021, pursuant to the exercise of the license option in March 17, 2021 per the Torii Agreement, we recognized revenue of $12.0 million comprised of an up-front payment of $0.5 million received in December 2020 and $11.5 million payment paid in April 2021.

Research and Development Expenses

Research and development expenses were $2.7 million for the three months ended March 31, 2022, compared to $5.4 million for the three months ended March 31, 2021. The decrease of $2.6 million was primarily attributable to a one-time $2.3 million milestone payment made to Lytix upon achievement of a regulatory milestone for LTX-315.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended March 31, 2022, compared to $6.6 million for the three months ended March 31, 2021. The decrease of $1.5 million was primarily due to lower expenses related to pre-commercial activities for VP-102 partially offset by increase in expenses related to increased headcount.

Interest Income

Interest income was relatively consistent for the periods presented and consisted primarily of interest earned on our cash, cash equivalents, marketable securities and restricted cash.

Interest Expense

Interest expense was relatively consistent for the three months ended March 31, 2022 and 2021 and consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

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

As of March 31, 2022, we had cash, cash equivalents, marketable securities and restricted cash of $61.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

Under the terms of the Senior Loan Agreement, as amended on March 1, 2022, we agreed to forego our right to request or receive any advances on the revolving credit line.

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

Under the Loan Agreements, as amended, we are subject to a number of affirmative and restrictive covenants, including covenants regarding, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates among other customary covenants. As of March 31, 2022 we were in compliance with all covenants.

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

We believe that without additional financing, it is probable that we will not have sufficient funds to maintain the minimum cash balance within the twelve months after March 31, 2022, at which time the remaining debt will become due. In accordance with FASB ASC 470, we have classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of March 31, 2022.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,340)	$(10,785)
Net cash provided by investing activities	43,013	10,835
Net cash (used in) provided by financing activities	(18)	33,365
Net increase in cash and cash equivalents	$34,655	$33,415

Operating Activities

During the three months ended March 31, 2022, operating activities used $8.3 million of cash, primarily resulting from a net loss of $8.5 million partially offset by non-cash stock-based compensation of $1.3 million and non-cash interest expense of $0.3 million. Net cash used by changes in operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $1.7 million.

During the three months ended March 31, 2021, operating activities used $10.8 million of cash, primarily resulting from a change in operating assets and liabilities of $11.7 million due to an increase in license receivables of $11.5 million related to the Torri Agreement and a net loss of $0.9 million, offset by non-cash stock-based compensation of $1.4 million and non-cash interest of $0.4 million.

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities of $43.0 million was primarily due to sales and maturities of marketable securities of $47.5 million, partially offset by purchases of marketable securities of $4.5 million.

During the three months ended March 31, 2021, net cash provided by investing activities of $10.8 million was due to sales and maturities of marketable securities of $20.5 million, partially offset by purchases of marketable securities of $9.3 million and purchase of property and equipment of $0.3 million.

Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities of $18,000 was primarily due to debt amendment costs of $17,000.

During the three months ended March 31, 2021, net cash provided by financing activities of $33.4 million was primarily due to the proceeds of $28.1 million, net of issuance costs from the issuance of common stock and proceeds of $5.0 million from the issuance of debt.

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

We believe that our existing cash, cash equivalents, marketable securities and restricted cash as of March 31, 2022 will be sufficient to support our planned operations into the third quarter of 2022. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of March 31, 2022, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 2, 2022. There have been no material changes to the risk factors described in that report.

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
•
Risks Related to the Development of Our Product Candidates

o
Our lead product candidate, VP-102, is being developed for the treatment of molluscum, external genital warts, and common warts, for which we are currently conducting clinical trials. If we are unable to successfully develop, receive regulatory approval for and commercialize VP-102 for the treatment of molluscum, external genital warts, common warts or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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
•
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
o
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1 (3)	Waiver and Second Amendment to Mezzanine Loan and Security Agreement, dated as of March 1, 2022.

10.2 (4)	Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board as of February 24, 2022.

10.3 (5)	Waiver and Second Amendment to Loan and Security Agreement, dated as of March 1, 2022.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(1) Previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018.

(2) Previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018.

(3) Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022.

(4) Previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022.

(5) Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022.

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

VERRICA PHARMACEUTICALS INC.

May 9, 2022	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)