Form 10-Q
period 2022-06-30
Verrica Pharmaceuticals Inc.
filed 2022-08-11
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5 2022, the registrant had 41,094,053 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,430	$15,752
Marketable securities	8,968	54,602
Restricted cash	40,000	—
Unbilled receivable	218	—
Prepaid expenses and other assets	2,725	3,974
Total current assets	57,341	74,328
Property and equipment, net	4,044	3,894
Operating lease right-of-use asset	1,582	1,608
Other non-current assets	469	295
Total assets	$63,436	$80,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714	$845
Accrued expenses and other current liabilities	2,414	3,266
Operating lease liability	283	245
Financing lease liability	7	6
Debt, net	42,293	41,693
Total current liabilities	45,711	46,055
Operating lease liability	1,379	1,449
Financing lease liability	13	16
Total liabilities	47,103	47,520
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 27,624,197 shares issued and 27,519,053 shares outstanding as of June 30, 2022 and December 31, 2021	3	3
Treasury stock, at cost, 105,144 shares as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	173,998	171,597
Accumulated deficit	(157,604)	(138,966)
Accumulated other comprehensive loss	(64)	(29)
Total stockholders’ equity	16,333	32,605
Total liabilities and stockholders’ equity	$63,436	$80,125

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

License revenue	$214	$—	$645	$12,000
Operating expenses:
Research and development	4,162	3,447	6,885	8,809
General and administrative	5,173	7,284	10,291	13,861
Total operating expenses	9,335	10,731	17,176	22,670
Loss from operations	(9,121)	(10,731)	(16,531)	(10,670)
Other income (expense):
Interest income	20	33	42	65
Interest expense	(1,066)	(1,077)	(2,094)	(2,106)
Other expense	(1)	—	(55)	—
Total other expense	(1,047)	(1,044)	(2,107)	(2,041)
Net loss	$(10,168)	$(11,775)	$(18,638)	$(12,711)

Net loss per share, basic and diluted	$(0.37)	$(0.43)	$(0.68)	$(0.46)
Weighted average common shares outstanding, basic and diluted	27,519,053	27,513,665	27,519,053	27,697,985

Net loss	$(10,168)	$(11,775)	$(18,638)	$(12,711)
Other comprehensive gain:
Unrealized loss on marketable securities	(2)	(4)	(35)	(2)
Comprehensive loss	$(10,170)	$(11,779)	$(18,673)	$(12,713)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Accumulated
								Other	Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2022	27,624,197	$3	$171,597	$—	$(138,966)	105,144	$—	$(29)	$32,605
Stock-based compensation	—	—	1,316		—	—	—	—	1,316
Net loss	—	—	—		(8,470)	—	—	—	(8,470)
Unrealized loss on marketable securities	—	—	—		—	—	—	(33)	(33)
March 31, 2022	27,624,197	3	172,913	—	(147,436)	105,144	—	(62)	25,418
Stock-based compensation	—	—	1,085	—	—	—	—	—	1,085
Net loss	—	—	—	—	(10,168)	—	—	—	(10,168)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(2)	(2)
June 30, 2022	27,624,197	$3	$173,998	$—	$(157,604)	105,144	$—	$(64)	$16,333

January 1, 2021	25,546,257	$3	$136,868	$—	$(103,886)	105,144	$—	$1	$32,986
Stock-based compensation	—	—	1,403	—	—	—	—	—	1,403
Issuance of common stock, net of issuance costs	2,033,899	—	28,115	—	—	—	—	—	28,115
Exercise of stock options	15,708	—	240	—	—	—	—	—	240
Net loss	—	—	—	—	(936)	—	—	—	(936)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	2	2
March 31, 2021	27,595,864	3	166,626	—	(104,822)	105,144	—	3	61,810
Stock-based compensation	—	—	1,848	—	—	—	—	—	1,848
Exercise of stock options	24,000	—	277	—	—	—	—	—	277
Net loss	—	—	—	—	(11,775)	—	—	—	(11,775)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(4)	(4)
June 30, 2021	27,619,864	$3	$168,751	$—	$(116,597)	105,144	$—	$(1)	$52,156

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(18,638)	$(12,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,401	3,251
Amortization of premiums (discounts) on marketable securities	76	(25)
Depreciation expense	196	48
Non cash interest expense	626	729
Reduction in operating lease right-of-use asset	125	113
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,048	218
Accounts payable	(131)	435
Unbilled receivable	(218)	—
Accrued expenses and other current liabilities	(880)	239
Deferred revenue	—	(500)
Operating lease liability	(126)	(83)
Net cash used in operating activities	(15,521)	(8,286)
Cash flows from investing activities
Sales and maturities of marketable securities	50,000	35,600
Purchases of marketable securities	(4,477)	(46,216)
Purchases of property and equipment	(159)	(607)
Deposits	(146)	(77)
Net cash provided by (used in) investing activities	45,218	(11,300)
Cash flows from financing activities
Proceeds from exercise of stock options	—	513
Proceeds from issuance of common stock, net of issuance costs	—	28,119
Proceeds from issuance of debt, net of issuance costs	—	4,975
Debt issuance costs	(17)	—
Repayment of financing lease	(2)	(1)
Net cash (used in) provided by financing activities	(19)	33,606
Net increase in cash, cash equivalents and restricted cash	29,678	14,020
Cash, cash equivalents and restricted cash at the beginning of the period	15,752	10,686
Cash, cash equivalents and restricted cash at the end of the period	$45,430	$24,706

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$291	$239
Change in unrealized gain on marketable securities	$(35)	$(2)
Cash paid for interest	$1,468	$1,376
Right-of-use asset obtained in exchange for lease obligation	$99	$—

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, the Company had an accumulated deficit of $157.6 million. On March 17, 2021, the Company entered into the Torii Agreement (see Note 11), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. On July 5, 2022, the Company closed a follow-on public offering in which it sold 12,000,000 shares of common stock at a public offering price of $2.10 per share. On July 8, 2022, the Company sold an additional 1,575,000 shares of common stock, pursuant to the partial exercise of the underwriter's over-allotment option, resulting in cumulative net proceeds of $26.8 million after deducting underwriting discounts, commissions and offering expenses (see Note 12).

In March 2020, the Company entered into a Mezzanine Loan Agreement (see Note 7) pursuant to which the Company borrowed (i) $35.0 million in March 2020 and (ii) $5.0 million on March 1, 2021. On March 1, 2022, the Company entered into a second amendment to the Mezzanine Loan Agreement (the “Second Mezzanine Loan Amendment”). Pursuant to the Second Mezzanine Loan Amendment the Company is no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues but will be required to maintain a minimum balance equal to the outstanding amount of the Term Loans under the Existing Mezzanine Credit Facility (as defined in Note 7) in a separate money market account with Silicon Valley Bank (“SVB”). Additionally, the Company entered into a second amendment (the “Second Senior Loan Amendment”) to the Senior Loan Agreement (as defined in Note 7). Pursuant to the Second Senior Loan Amendment, the Company is no longer required to achieve minimum levels of trailing six-month net product revenues. On July 11, 2022 the Company voluntarily repaid in full the debt outstanding under the Mezzanine Loan and Security Agreement (see Note 12).

As of June 30, 2022 the Company had cash, cash equivalents, marketable securities and restricted cash of $54.4 million. The Company believes its existing cash, cash equivalents and marketable securities as of June 30, 2022 plus proceeds from the July 2022 public offering of $26.8 million (see Note 12) less the paydown of the debt will be sufficient to support the Company’s planned operations into the third quarter of 2023. Substantial additional financing will be needed by the Company to fund its operations. The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales of VP-102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

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

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2021 and the six months ended June 30, 2022, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As a direct result of COVID-19, the Company decided to delay the initiation of its previously planned Phase 2 clinical trial to evaluate VP-103 in subjects with plantar warts.

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

Significant Accounting Policies

Restricted Cash

Restricted cash at June 30, 2022 includes a cash deposit with SVB as required under the Existing Mezzanine Credit Facility with a minimum balance equal to the outstanding amount of the Term Loans under the Existing Mezzanine Credit Facility.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of June 30,
	2022	2021
Shares issuable upon exercise of stock options	3,435,645	3,762,336
Non-vested shares under restricted stock grants	425,000	475,000

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,016	$—	$(48)	$4,968
Asset-backed securities	4,017	—	(17)	4,000
Total marketable securities	$9,033	$—	$(65)	$8,968

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$15,272	$—	$(15)	$15,257
Commercial paper	28,980	—	-	28,980
Asset-backed securities	10,379	—	(14)	10,365
Total marketable securities	$54,631	$—	$(29)	$54,602

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$4,968	$—	$—	$4,968
Asset-backed securities	—	4,000	—	4,000
Total assets	$4,968	$4,000	$—	$8,968

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$15,257	$—	$—	$15,257
Commercial paper	—	28,980	—	28,980
Asset-backed securities	—	10,365	—	10,365
Total assets	$15,257	$39,345	$—	$54,602

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2022	2021
Machinery and equipment	$737	$737
Office furniture and fixtures	303	303
Office equipment	301	301
Leasehold improvements	54	49
Automobiles	27	27
Construction in process	3,072	2,731
	4,494	4,148
Accumulated depreciation	(450)	(254)
Total property and equipment, net	$4,044	$3,894

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Compensation and related costs	$1,171	$1,667
Professional fees	519	406
Interest expense	242	250
Construction in process	167	131
Machinery and equipment	124	124
Clinical trials and drug development	116	613
Other accrued expenses and other current liabilities	75	75
Total accrued expenses and other current liabilities	$2,414	$3,266

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

The Company leases office space in Cranford, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and expires on April 30, 2025. Base rent over the initial term is approximately $104,000. During the period ending June 30, 2022, the Company recognized a right-of-use asset of $99,000 and a lease liability of $95,000.

The Company leases a vehicle under a financing lease that expires in 2025. The net basis of the vehicle lease of $19 thousand is recorded as property and equipment on the condensed balance sheet.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization lease assets	$2	$1	$3	$1
Finance lease costs	—	1	—	1
Total finance lease costs	$2	$2	$3	$2
Operating lease:
Operating lease costs	$90	$84	$175	$175
Short-term lease costs	—	5	8	10
Total operating lease expense	$90	$89	$183	$185

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of June 30, 2022 are as follows (in thousands):

	June 30, 2022
	Operating	Finance
2022 (remaining 6 months)	187	4
2023	383	7
2024	392	8
2025	372	2
Thereafter	613	—
Total lease payments	1,947	21
Less imputed interest	(285)	(1)
Lease liability	$1,662	$20

The weighted average remaining term and discount rate are as follows:

Other information:	Operating	Finance
Weighted average remaining lease term	5.08	2.83
Weighted-average discount rate	6.25%	4.35%

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

On October 26, 2020, the Company entered into (i) the first amendment to the Mezzanine Loan Agreement (the “Mezzanine Loan Amendment”) and (ii) the first amendment to the Senior Loan Agreement (the “Senior Loan Amendment” and together with the Mezzanine Loan Amendment the “Loan Agreement Amendments”) with the Lenders, under which the Company borrowed an additional $5.0 million in term loans on March 1, 2021 (the “Term B1 Loan” and, together with the Term A Loan, the "Term Loans").

On March 1, 2022, the Company entered into the Second Mezzanine Loan Amendment to its existing mezzanine loan and security agreement (as amended prior to the Amendment, the “Existing Mezzanine Credit Facility”) with SVB, as administrative agent and a lender and SVB Innovation Credit Fund VIII, L.P., as a lender. Pursuant to the Second Mezzanine Loan Amendment, the Company is no longer required to maintain a minimum liquidity ratio or achieve minimum levels of trailing six-month net product revenues. Under the terms of the Second Mezzanine Loan Amendment, the Company will be required to maintain a minimum cash balance equal to the outstanding amount of the term loans under the Existing Mezzanine Credit Facility at all times in a separate money market account with SVB. The Company also entered into the Second Senior Loan Amendment (together with the Second Mezzanine Loan Amendment, the “Second Amendments”) to its existing loan and security agreement with SVB (as amended prior to the Amendment, the “Existing Senior Credit Facility” and together with the Existing Mezzanine Credit Facility, the “Existing Credit Facilities”) pursuant to which, the Company is no longer required to achieve minimum levels of trailing six-month net product revenues. Pursuant to the Second Amendments, the Term Loans were interest-only through February 28, 2023, followed by 12 equal monthly payments of principal and interest.

On July 11, 2022 the Company voluntarily repaid in full the debt outstanding under the Loan Agreements (see Note 12). The Company has classified all outstanding principal and final payment fees as a current liability in the accompanying balance sheet as of June 30, 2022.

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

For the three and six months ended June 30, 2022, the Company recognized interest expense of $1.1 million and $2.1 million, respectively, of which $0.8 million and $1.5 million, respectively, was interest on the term loan and $0.3 million and $0.6 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of June 30, 2022 (in thousands):

Gross proceeds	$40,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(1,457)
Total short-term debt, net	$42,293

The aggregate maturities of debt as of June 30, 2022, are as follows (in thousands):

2023	$33,333
2024 (1)	6,667
$40,000
(1) Excludes the final payment fee due at time of maturity

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$340	$425	$757	$723
General and administrative	745	1,423	1,644	2,528
Total stock-based compensation	$1,085	$1,848	$2,401	$3,251

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2021	3,443,817	$10.05	7.8	$3,952,803
Granted	433,536	7.49
Exercised	—
Forfeitures	(406,622)	10.36
Expired	(35,086)	13.75
Outstanding as of June 30, 2022	3,435,645	$9.66	7.1	$60,501
Options vested and exercisable as of June 30, 2022	2,126,509	$9.10	6.2	$60,501

As of June 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $9.2 million, which the Company expects to recognize over a weighted-average period of 2.59 years.

Restricted Stock

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units, respectively to its executive officers. As of June 30, 2022, 425,000 restricted stock units were outstanding. The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2021	425,000	$11.68
Granted	—	—
Forfeitures	—	—
Nonvested as of June 30, 2022	425,000	$11.68

No compensation expenses have been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of June 30, 2022. As of June 30, 2022, the total unrecognized compensation expense related to the restricted stock units was $5.0 million.

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

For the three months ended June 30, 2022 and 2021, the Company recognized expenses under the SA of $10,000 and $15,000 respectively, of which $6,000 and $9,000, respectively, were included in general and administrative expenses and $4,000 and $6,000, respectively, were included in research and development expenses. For the six months ended June 30, 2022 and 2021, the Company recognized expenses under the SA of $25,000 and $30,000, respectively, of which $15,000 and $18,000, respectively, were included in general and administrative expenses and $10,000 and $12,000, respectively, were included in research and development.

As of June 30, 2022, the Company had a $5,000 outstanding payable due to PBM and its affiliates.

Note 10—Commitments and Contingencies

On June 6, 2022, plaintiff Kranthi Gorlamari, or Gorlamari, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals, Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its executive officers (“Defendants”). The complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where the Company’s contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for molluscum. The complaint seeks unspecified compensatory damages on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 28, 2021 and May 24, 2022. The litigation is still in the very early stages, and the Company intends to vigorously defend itself against these allegations.

The Company is also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.

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

On March 7, 2022, pursuant to the Torii Agreement, the Company entered into a Clinical Supply Agreement with Torii, whereby the Company is obligated to supply product to Torii for use in clinical trials and other development activities. The Company recognized billed and unbilled license revenue of $0.2 and $0.6 million for the three and six months ended June 30, 2022, respectively related to supplies and development activity pursuant to this agreement.

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in May 2022 and February 2021, the Company paid Lytix a one-time $1.0 million and $2.3 million payment, respectively upon the achievement by Lytix of a regulatory milestone. The $1.0 and $2.3 million payments were recognized in research and development expense in the statement of operations for the six months ended June 30, 2022 and for the year ended December 31, 2021, respectively. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering LTX-315 anywhere in the world and expiration of regulatory exclusivity for LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of LTX-315 at the time such sublicense is granted.

Note 12 – Subsequent Event

On July 5, 2022, the Company closed a follow-on public offering in which it sold 12,000,000 shares of common stock at a public offering price of $2.10 per share. On July 8, 2022, the Company sold an additional 1,575,000 shares of common stock, pursuant to the partial exercise of the underwriter's over-allotment option at $2.10 per share less underwriting fee, resulting in cumulative net proceeds of $26.8 million after deducting underwriting discounts, commissions and offering expenses.

On July 11, 2022, the Company voluntarily repaid in full the debt outstanding under the Loan Agreements. The Company’s prepayment amount was approximately $43.9 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of the Company’s outstanding debt obligations under the Loan Agreements. The Company did not incur any prepayment penalties in connection with the repayment of the amounts payable under the Loan Agreements, which had a scheduled maturity of March 1, 2024. The prepayment was made in full using restricted cash of $40.0 million, which was set aside as cash collateral in a March 2022 amendment to the Mezzanine Loan Agreement, as well as cash on hand.

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

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of Sterling Pharmaceutical Services, LLC, a contract manufacturing organization, or CMO, which are not specifically related to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific Chemistry, Manufacturing, and Controls, or CMC, deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve VP-102's user interface. On November 5, 2021, we were notified that the inspection of the CMO has been classified as “voluntary action indicated”, or VAI, is now closed and that the VAI classification will not directly negatively impact FDA’s assessment of our NDA regarding this CMO. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum on November 29, 2021. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. On December 15, 2021 the FDA accepted our NDA resubmission for VP-102 and assigned a new PDUFA goal date of May 24, 2022.

On May 24, 2022, we announced that we received a CRL regarding our NDA for VP-102 from the FDA. The only deficiency listed in the CRL was related to the deficiencies identified at a general reinspection at a facility of a CMO that manufactures VP-102.

The manufacturer received notice from the FDA on May 19, 2022 that as a result of the inspection, it is on "official action indicated", or OAI, status. This classification resulted from a week-long reinspection of the CMO conducted by the FDA in February 2022 but none of the issues identified by the FDA during the reinspection were specific to the manufacture of VP-102. We were also informed by the FDA that it had completed its review of our NDA and product label, there were no open questions on the NDA review, and the VP-102 label was ready to be communicated. On June 27, 2022 we held a Type A meeting with the FDA regarding the path forward for the resubmission and potential approval of the NDA for VP-102. We expect to re-submit the NDA in the first quarter of 2023.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts. Based on the results of the Phase 2 trial, we intend to initiate a Phase 3 trial of VP-102 for the treatment of external genital warts and to dose the first patient in the first half of 2024.

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

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. Additionally, we are entitled to receive from Torii an additional $58.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. We recognized license revenue of $0.2 and $0.6 million for the three and six months ended June 30, 2022 respectively related to supplies and development activity pursuant to this agreement.

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

On May 31, 2022, we approved a plan to reduce our workforce by terminating 20 employees to streamline operations and reduce costs, or the Restructuring. The Restructuring was completed on June 3, 2022. The decision followed our announcement on May 24, 2022 of the receipt of the CRL for our new drug application for VP-102. As a result, we incurred a one-time charge totaling approximately $0.5 million in connection with one-time employee termination costs. The three month period ending June 30, 2022 reflected $0.1 million in general and administrative expenses and $0.4 million in research and development expenses for the restructuring costs. This charge was substantially paid out by June 30, 2022 with the remainder to be paid through August 31, 2022.

On July 5, 2022, we closed a follow-on public offering in which we sold 12,000,000 shares of common stock at a public offering price of $2.10 per share. On July 8, 2022 we sold an additional 1,575,000 shares of common stock, pursuant to the partial exercise of the underwriter's over-allotment option, resulting in total net proceeds of $26.8 million after deducting underwriting discounts, commissions and offering expenses. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2022 plus proceeds from the July 2022 public offering of $26.8 million and the paydown of the debt will be sufficient to support our planned operations into the third quarter of 2023.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2022 and 2021, our net loss was $18.6 million and $12.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $157.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

We anticipate that our general and administrative expenses, including payroll and related expenses, will decrease in the short-term as a result of the Restructuring. In the long-term, we anticipate that our general and administrative expenses, including payroll and related expenses, will increase as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, and prepare for potential commercialization of VP-102 for the treatment of molluscum, if successfully developed and approved. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	Change

License revenue	$214	$-	$214
Operating expenses:
Research and development	4,162	3,447	715
General and administrative	5,173	7,284	(2,111)
Total operating expenses	9,335	10,731	(1,396)
Loss from operations	(9,121)	(10,731)	1,610
Other income (expense):
Interest income	20	33	(13)
Interest expense	(1,066)	(1,077)	11
Other expense	(1)	—	(1)
Total other expense	(1,047)	(1,044)	(3)
Net loss	$(10,168)	$(11,775)	$1,607

License Revenue

License revenue was $0.2 million for the three months ended June 30, 2022 compared to no license revenue for the three months ended June 30, 2021. The increase was related to clinical supplies and development activity provided to Torii pursuant to the Clinical Supply Agreement entered into on March 7, 2022.

Research and Development Expenses

Research and development expenses were $4.2 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021. The increase of $0.7 million was primarily attributable to a one-time $1.0 million milestone payment made to Lytix upon the achievement of a regulatory milestone for LTX-315, partially offset by a reduction of CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended June 30, 2022, compared to $7.3 million for the three months ended June 30, 2021. The decrease of $2.1 million was primarily a result of higher expenses in the prior year related to pre-commercial activities for VP-102.

Interest Income

Interest income was relatively consistent for the three months ended June 30, 2022 and 2021 and consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was relatively consistent for the three months ended June 30, 2022 and 2021 and consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	Change
License revenue	$645	12,000	$(11,355)
Operating expenses:
Research and development	6,885	8,809	(1,924)
General and administrative	10,291	13,861	(3,570)
Total operating expenses	17,176	22,670	(5,494)
Loss from operations	(16,531)	(10,670)	(5,861)
Other income (expense):
Interest income	42	65	(23)
Interest expense	(2,094)	(2,106)	12
Other expense	(55)	—	(55)
Total other expense	(2,107)	(2,041)	(66)
Net loss	$(18,638)	$(12,711)	$(5,927)

License Revenue

License revenue was $0.6 million for the six months ended June 30, 2022 compared to $12.0 million for the six months ended June 30, 2021. The current period license revenue was related to clinical supplies and development activity provided to Torii. During the six months ended June 30, 2021 revenue of $12.0 million was recognized, comprised of $0.5 received in December 2020, and an $11.5 million up-front payment paid in April 2021, pursuant to the exercise of the license option on March 17, 2021 per the Torii Agreement.

Research and Development Expenses

Research and development expenses were $6.9 million for the six months ended June 30, 2022, compared to $8.8 million for the six months ended June 30, 2021. The decrease of $1.9 million was primarily attributable to a reduction in payments made to Lytix upon the achievement of a regulatory milestone for LTX-315 from $2.3 million during the six months ended June 30, 2021 to $1.0 million during the six months ended June 30, 2022 as well as decreased CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the six months ended June 30, 2022, compared to $13.9 million for the six months ended June 30, 2021. The decrease of $3.6 million was primarily a result of a decrease in expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income was relatively consistent for the six months ended June 30, 2022 and 2021 and consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was relatively consistent for the six months ended June 30, 2022 and 2021 and consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, as well as in subsequent offerings of our common stock noted below.

As of June 30, 2022, we had cash, cash equivalents, marketable securities and restricted cash of $54.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On March 25, 2021, we closed a follow-on public offering in which we sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. On July 5, 2022, we closed a follow-on public offering in which we sold 12,000,000 shares of common stock at a public offering price of $2.10 per share. On July 8, 2022 we sold an additional 1,575,000 shares of common stock, pursuant to the partial exercise of the underwriter’s over-allotment option resulting in total net proceeds of $26.8 million after deducting underwriting discounts, commissions and offering expenses.

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

On July 11, 2022, we voluntarily repaid in full the debt outstanding under the Loan Agreements. Our prepayment amount was approximately $43.9 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of our outstanding debt obligations under the Loan Agreements. We did not incur any prepayment penalties in connection with the repayment of the amounts payable under the Loan Agreements, which had a scheduled maturity of March 1, 2024. The prepayment was made in full using restricted cash of $40.0 million, which was set aside as cash collateral in a March 2022 amendment to the Mezzanine Loan Agreement, as well as cash on hand.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(15,521)	$(8,286)
Net cash provided by (used in) investing activities	45,218	(11,300)
Net cash (used in) provided by financing activities	(19)	33,606
Net increase in cash and cash equivalents	$29,678	$14,020

Operating Activities

During the six months ended June 30, 2022, operating activities used $15.5 million of cash, primarily resulting from a net loss of $18.6 million partially offset by non-cash stock-based compensation of $2.4 million and non-cash interest expense of $0.6 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in prepaid and other assets of $1.0 million partially offset by a decrease in accounts payable and accrued expenses of $1.0 million.

During the six months ended June 30, 2021, operating activities used $8.3 million of cash, primarily resulting from a net loss of $12.7 million partially offset by non-cash stock-based compensation of $3.2 million and non-cash interest of $0.7 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accounts payable and accrued expenses of $0.7 million, partially offset by a decrease in deferred revenue of $0.5 million.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities of $45.2 million was primarily due to sales and maturities of marketable securities of $50.0 million partially offset by purchases of marketable securities of $4.5 million.

During the six months ended June 30, 2021, net cash used in investing activities of $11.3 million was primarily due to purchases of marketable securities of $46.2 million, partially offset by sales and maturities of marketable securities of $35.6 million.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities of $19 thousand was primarily related to payment of debt amendment costs of $17 thousand.

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

We believe that our existing cash, cash equivalents, marketable securities and restricted cash as of June 30, 2022 plus proceeds from the July 2022 public offering of $26.8 million and after the debt payment will be sufficient to support our planned operations into the third quarter of 2023. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of June 30, 2022, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item. 1 Legal Proceedings

On June 6, 2022, plaintiff Kranthi Gorlamari, or Gorlamari, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals, Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our executive officers (“Defendants”). The complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for molluscum. The complaint seeks unspecified compensatory damages on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 28, 2021 and May 24, 2022. The litigation is still in the very early stages, and we intend to vigorously defend ourself against these allegations.

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

In light of our receipt of a CRL from the FDA regarding our NDA for VP-102, the timing for VP-102 approval is uncertain, and we may never obtain regulatory approval in the United States.

In November 2021, we resubmitted an NDA to the FDA for VP-102 for the treatment of molluscum. On May 24, 2022, we announced that we received a CRL from the FDA as a direct result of deficiencies identified by the FDA during a general reinspection of our CMO, Sterling. As a result, the approval of our NDA for VP-102 has been delayed and may never occur.

On June 27, 2022, we held a Type A meeting with the FDA to discuss the resubmission and potential approval of the NDA. We continue to monitor Sterling's progress in satisfying the deficiencies that resulted in its OAI classification which were the basis for the CRL. Concurrently, we are engaging an additional CMO, Piramal Pharma Solutions, to serve as an alternative supplier of VP-102’s bulk solution. However, there can be no assurance that the technology transfer to Piramal will be successful. Even if we are able to manufacture VP-102's bulk solution at Piramal, there could be substantial delays and costs associated with the production of validation and stability batches of VP-102.

We cannot predict the outcome of any interactions with the FDA. Nor can we guarantee when, or if, we will be successful in receiving regulatory approval for VP-102. If we do not obtain approval for VP-102 or are delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition.

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
•
Risks Related to the Commercialization of Our Product Candidates
o
In light of our receipt of a CRL from the FDA regarding our NDA for VP-102, the timing for VP-102 approval is uncertain, and we may never obtain regulatory approval in the United States.
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

VERRICA PHARMACEUTICALS INC.

August 11, 2022	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)