Form 10-Q
period 2022-09-30
Verrica Pharmaceuticals Inc.
filed 2022-11-07
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 41,094,053 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$32,473	$15,752
Marketable securities	6,981	54,602
Unbilled receivable	419	—
Prepaid expenses and other assets	3,522	3,974
Total current assets	43,395	74,328
Property and equipment, net	4,018	3,894
Operating lease right-of-use asset	1,513	1,608
Other non-current assets	221	295
Total assets	$49,147	$80,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137	$845
Accrued expenses and other current liabilities	2,650	3,266
Operating lease liability	291	245
Financing lease liability	—	6
Debt, net	—	41,693
Total current liabilities	3,078	46,055
Operating lease liability	1,304	1,449
Financing lease liability	—	16
Total liabilities	4,382	47,520
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 41,199,197 shares issued and 41,094,053 shares outstanding as of September 30, 2022; 27,624,197 shares issued and 27,519,053 outstanding as of December 31, 2021	4	3
Treasury stock, at cost, 105,144 shares as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	202,311	171,597
Accumulated deficit	(157,521)	(138,966)
Accumulated other comprehensive loss	(29)	(29)
Total stockholders’ equity	44,765	32,605
Total liabilities and stockholders’ equity	$49,147	$80,125

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

License revenue	$8,319	$—	$8,964	$12,000
Operating expenses:
Research and development	2,946	3,763	9,833	12,572
General and administrative	3,925	8,005	14,216	21,866
Total operating expenses	6,871	11,768	24,049	34,438
Income (loss) from operations	1,448	(11,768)	(15,085)	(22,438)
Other income (expense):
Interest income	148	31	190	96
Interest expense	(81)	(1,092)	(2,172)	(3,198)
Loss on extinguishment of debt	(1,437)	—	(1,437)	—
Other income (expense)	5	—	(51)	—
Total other expense	(1,365)	(1,061)	(3,470)	(3,102)
Net income (loss)	$83	$(12,829)	$(18,555)	$(25,540)

Net income (loss) per share
Basic	$0.00	$(0.47)	$(0.58)	$(0.95)
Diluted	$0.00	$(0.47)	$(0.58)	$(0.95)
Weighted average common shares outstanding
Basic	40,304,923	27,516,477	31,827,844	26,884,527
Diluted	44,656,172	27,516,477	31,827,844	26,884,527

Net income (loss)	$83	$(12,829)	$(18,555)	$(25,540)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	35	(1)	—	(3)
Comprehensive income (loss)	$118	$(12,830)	$(18,555)	$(25,543)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
							Other	Total
	Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Gain (Loss)	Equity
January 1, 2022	27,624,197	$3	$171,597	$(138,966)	105,144	$—	$(29)	$32,605
Stock-based compensation	—	—	1,316	—	—	—	—	1,316
Net loss	—	—	—	(8,470)	—	—	—	(8,470)
Unrealized loss on marketable securities	—	—	—	—	—	—	(33)	(33)
March 31, 2022	27,624,197	3	172,913	(147,436)	105,144	—	(62)	25,418
Stock-based compensation	—	—	1,085	—	—	—	—	1,085
Net loss	—	—	—	(10,168)	—	—	—	(10,168)
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
June 30, 2022	27,624,197	3	173,998	(157,604)	105,144	—	(64)	16,333
Stock-based compensation	—	—	1,413	—	—	—	—	1,413
Issuance of common stock, net of issuance costs	13,575,000	1	26,900	—	—	—	—	26,901
Net income	—	—	—	83	—	—	—	83
Unrealized gain on marketable securities	—	—	—	—	—	—	35	35
September 30 ,2022	41,199,197	$4	$202,311	$(157,521)	105,144	$-	$(29)	$44,765

January 1, 2021	25,546,257	$3	$136,868	$(103,886)	105,144	$—	$1	$32,986
Stock-based compensation	—	—	1,403	—	—	—	—	1,403
Issuance of common stock, net of issuance costs	2,033,899	—	28,115	—	—	—	—	28,115
Exercise of stock options	15,708	—	240	—	—	—	—	240
Net loss	—	—	—	(936)	—	—	—	(936)
Unrealized gain on marketable securities	—	—	—	—	—	—	2	2
March 31, 2021	27,595,864	3	166,626	(104,822)	105,144	—	3	61,810
Stock-based compensation	—	—	1,848	—	—	—	—	1,848
Exercise of stock options	24,000	—	277	—	—	—	—	277
Net loss	—	—	—	(11,775)	—	—	—	(11,775)
Unrealized loss on marketable securities	—	—	—	—	—	—	(4)	(4)
June 30, 2021	27,619,864	3	168,751	(116,597)	105,144	—	(1)	52,156
Stock-based compensation	—	—	1,481	—	—	—	—	1,481
Exercise of stock options	4,333	—	45	—	—	—	—	45
Net loss	—	—	—	(12,829)	—	—	—	(12,829)
Unrealized loss on marketable securities	—	—	—	—	—	—	(1)	(1)
September 30 ,2021	27,624,197	$3	$170,277	$(129,426)	105,144	$—	$(2)	$40,852

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(18,555)	$(25,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,814	4,732
Amortization of premiums on marketable securities	97	14
Depreciation expense	323	102
Non cash interest expense	384	1,081
Loss on extinguishment of debt	1,437	—
Gain on operating lease termination	(6)	—
Reduction in operating lease right-of-use asset	194	170
Changes in operating assets and liabilities:
Prepaid expenses and other assets	264	(233)
Accounts payable	(708)	522
Unbilled receivable	(419)	—
Accrued expenses and other current liabilities	(327)	908
Deferred revenue	—	(500)
Operating lease liability	(194)	(140)
Net cash used in operating activities	(13,696)	(18,884)
Cash flows from investing activities
Sales and maturities of marketable securities	52,008	54,800
Purchases of marketable securities	(4,485)	(59,086)
Purchases of property and equipment	(236)	(646)
Deposits	—	(77)
Net cash provided by (used in) investing activities	47,287	(5,009)
Cash flows from financing activities
Proceeds from exercise of stock options	—	558
Repayment of debt	(43,750)	—
Proceeds from issuance of common stock, net of issuance costs	26,901	28,119
Proceeds from issuance of debt, net of issuance costs	—	4,975
Debt issuance costs	(17)	—
Repayment of financing lease	(4)	(3)
Net cash (used in) provided by financing activities	(16,870)	33,649
Net increase in cash and cash equivalents	16,721	9,756
Cash and cash equivalents at the beginning of the period	15,752	10,686
Cash and cash equivalents at the end of the period	$32,473	$20,442

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$291	$209
Change in unrealized gain on marketable securities	$—	$(3)
Cash paid for interest	$1,788	$2,117
Right-of-use asset obtained in exchange for lease obligation	$99	$—

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, the Company had an accumulated deficit of $157.5 million. On March 17, 2021, the Company entered into the Torii Agreement (see Note 11), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021 and an $8.0 million milestone payment in August 2022. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, the Company sold 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in cumulative net proceeds of $26.9 million after deducting underwriting discounts, commissions and offering expenses.

In March 2020, the Company entered into a mezzanine loan and security agreement (the “Mezzanine Loan Agreement”), with Silicon Valley Bank, as administrative agent and collateral agent (the “Agent”), and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, (the “Mezzanine Lenders”), pursuant to which the Company borrowed (i) $35.0 million in March 2020 and (ii) $5.0 million on March 1, 2021. On July 11, 2022, the Company voluntarily repaid in full the debt outstanding under the Mezzanine Loan Agreement (see Note 7).

As of September 30, 2022 the Company had cash, cash equivalents and marketable securities of $39.5 million. The Company believes its existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to support the Company’s planned operations into the third quarter of 2023. Substantial additional financing will be needed by the Company to fund its operations. The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales of VP-102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

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

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2021 and the nine months ended September 30, 2022, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

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

Significant Accounting Policies

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in the nine month period ending September 30, 2022, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were included in the computation of diluted net income per common share for the three months ended September 30, 2022. These shares were not included in the computation of diluted net loss per common share for the nine months ended September 30, 2022, as the inclusion of these securities would have been anti-dilutive.

	As of September 30,
	2022	2021
Shares issuable upon exercise of stock options	3,826,366	3,553,361
Non-vested shares under restricted stock grants	425,000	425,000

Note 3—Investments in Marketable Securities

Investments in marketable securities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,008	$—	$(27)	$4,981
Asset-backed securities	2,002	—	(2)	2,000
Total marketable securities	$7,010	$—	$(29)	$6,981

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$15,272	$—	$(15)	$15,257
Commercial paper	28,980	—	—	28,980
Asset-backed securities	10,379	—	(14)	10,365
Total marketable securities	$54,631	$—	$(29)	$54,602

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

Accretion of bond discount and premium on marketable securities and interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive income (loss).

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

The following tables presents fair value of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$4,981	$—	$—	$4,981
Asset-backed securities	—	2,000	—	2,000
Total assets	$4,981	$2,000	$—	$6,981

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$15,257	$—	$—	$15,257
Commercial paper	—	28,980	—	28,980
Asset-backed securities	—	10,365	—	10,365
Total assets	$15,257	$39,345	$—	$54,602

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2022	2021
Machinery and equipment	$1,392	$737
Office furniture and fixtures	303	303
Office equipment	301	301
Leasehold improvements	54	49
Automobiles	—	27
Construction in process	2,537	2,731
	4,587	4,148
Accumulated depreciation	(569)	(254)
Total property and equipment, net	$4,018	$3,894

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that would be placed into service for commercial manufacturing upon future regulatory product approval.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Compensation and related costs	$1,379	$1,667
Clinical trials and drug development	824	613
Construction in process	167	131
Professional fees	156	406
Machinery and equipment	124	124
Interest expense	—	250
Other accrued expenses and other current liabilities	—	75
Total accrued expenses and other current liabilities	$2,650	$3,266

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

The Company leases office space in Scotch Plains, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and expires on April 30, 2025. Base rent over the initial term is approximately $104,000. During the nine month period ending September 30, 2022, the Company recognized a right-of-use asset of $99,000 and a lease liability of $95,000.

In July 2022, the Company terminated an auto lease and recognized a $6 thousand gain in other income in the condensed statement of operations resulting from the early termination.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization lease assets	$1	$2	$4	$3
Finance lease costs	—	—	—	—
Total finance lease costs	$1	$2	$4	$3
Operating lease:
Operating lease costs	$95	$85	$272	$260
Short-term lease costs	—	5	7	16
Total operating lease expense	$95	$90	$279	$276

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of September 30, 2022 are as follows (in thousands):

September 30, 2022
Operating
2022 (remaining 3 months)	94
2023	383
2024	392
2025	372
Thereafter	613
Total lease payments	1,854
Less imputed interest	(259)
Lease liability	$1,595

The weighted average remaining term and discount rate are as follows:

Other information:	Operating
Weighted average remaining lease term	4.84
Weighted-average discount rate	6.25%

Note 7—Debt

On March 10, 2020 (the “Effective Date”), the Company entered into (i) the Mezzanine Loan Agreement with the Agent, and the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement (the “Senior Loan Agreement”, and together with the Mezzanine Loan Agreement, the “Loan Agreements”) with Silicon Valley Bank, as lender (the “Senior Lender”, and together with the Mezzanine Lenders, the “Lenders”), pursuant to which the Senior Lender has agreed to provide the Company with a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders (the “Term A Loan”). The Company entered into amendments to the Loan Agreements in October 2020 under which the Company borrowed an additional $5.0 million in term loans (the “Term B1 Loan”), on March 1, 2021 and March 1, 2022. The Company has incurred debt discount and issuance costs of $4.3 million, including the final payment fee of $3.8 million.

On July 11, 2022, the Company voluntarily repaid in full the debt outstanding under the Loan Agreements. The Company’s prepayment amount was $43.8 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of the Company’s outstanding debt obligations under the Loan Agreements. The Company did not incur any prepayment penalties in connection with the repayment of the amounts payable under the Loan Agreements, which had a scheduled maturity of March 1, 2024. The prepayment was made in full using restricted cash of $40.0 million, which was set aside as cash collateral in a March 2022 amendment to the Mezzanine Loan Agreement, as well as cash on hand of $3.8 million for the final payment fee. During the three and nine month periods ended September 30, 2022, the Company recognized $1.4 million as a loss on debt extinguishment in the condensed statement of operation. In accordance with ASC470-50, included in the loss was $1.4 million of non-cash unamortized debt issuance costs.

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.1 million and $2.2 million, respectively, of which $0.1 million and $1.6 million, respectively, was interest on the term loan and $0.0 million and $0.6 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$349	$427	$1,105	$1,150
General and administrative	1,064	1,054	2,709	3,582
Total stock-based compensation	$1,413	$1,481	$3,814	$4,732

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	life (in years)	value
Outstanding as of December 31, 2021	3,443,817	$10.05	7.8	$3,952,803
Granted	1,022,936	7.35
Exercised	—
Forfeitures	(462,935)	10.27
Expired	(177,452)	12.64
Outstanding as of September 30, 2022	3,826,366	$9.19	7.5	$151,799
Options vested and exercisable as of September 30, 2022	2,139,127	$8.98	6.4	$127,812

As of September 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $10.5 million, which the Company expects to recognize over a weighted-average period of 2.64 years.

Restricted Stock

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units, respectively to its executive officers. As of September 30, 2022, 425,000 restricted stock units were outstanding. The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2021	425,000	$11.68
Granted	—	—
Forfeitures	—	—
Nonvested as of September 30, 2022	425,000	$11.68

No compensation expenses have been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of September 30, 2022. As of September 30, 2022, the total unrecognized compensation expense related to the restricted stock units was $5.0 million.

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

For the three months ended September 30, 2022 and 2021, the Company recognized expenses under the SA of $20,000 and $15,000, of which $12,000 and $9,000, respectively, were included in general and administrative expenses and $8,000 and $6,000, respectively, were included in research and development expenses. For the nine months ended September 30, 2022 and 2021, the Company recognized expenses under the SA of $45,000, of which $27,000 and $18,000, respectively, were included in general and administrative expenses and research and development, respectively.

As of September 30, 2022, the Company had no outstanding payable due to PBM and its affiliates.

On September 8, 2022, the Company entered into a clinical service agreement with Clinical Enrollment LLC which is controlled by Bryan Manning, the son of Paul B. Manning, who is the current chairman of the Company's Board of Directors. Paul B. Manning along with certain entities affiliated with Mr. Manning, are the Company's largest shareholder on a collective basis. Pursuant to the clinical service agreement, Clinical Enrollment LLC may provide recruiting support services for the Company's VP-LTX-315 clinical trial. No fees will be due under the agreement until a minimum number of patients are enrolled in the clinical trial by the vendor. When the minimum enrollments are met, compensation will include a $35 thousand development fee for the production of media, video, and web content to support the recruitment services and a $15 thousand fee per eligible patient enrolled in the trial. As of September 30, 2022 no services had been provided.

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

Pursuant to the Torii Agreement, the Company received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as license revenue in the condensed statement of operations for the three and nine month period ended September 30, 2022. Additionally, the Company is entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

On March 7, 2022, pursuant to the Torii Agreement, the Company entered into a Clinical Supply Agreement with Torii, whereby the Company is obligated to supply product to Torii for use in clinical trials and other development activities. The Company recognized billed and unbilled license revenue of $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively related to supplies and development activity pursuant to this agreement.

In August 2020, the Company entered into an exclusive worldwide license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in May 2022 and February 2021, the Company paid Lytix a one-time $1.0 million and $2.3 million payment, respectively upon the achievement by Lytix of a regulatory milestone. The $1.0 and $2.3 million payments were recognized in research and development expense in the statement of operations for the nine months ended September 30, 2022 and for the year ended December 31, 2021, respectively. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-LTX-315 anywhere in the world and expiration of regulatory exclusivity for VP-LTX-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company fromVP-LTX-315 at the time such sublicense is granted.

Note 12 – Subsequent Event

None

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

The manufacturer received notice from the FDA on May 19, 2022 that as a result of the inspection, it is on "official action indicated", or OAI, status. This classification resulted from a week-long reinspection of the CMO conducted by the FDA in February 2022 but none of the issues identified by the FDA during the reinspection were specific to the manufacture of VP-102. We were also informed by the FDA that it had completed its review of our NDA and product label, there were no open questions on the NDA review, and the VP-102 label was ready to be communicated. On June 27, 2022 we held a Type A meeting with the FDA regarding the path forward for the resubmission and potential approval of the NDA for VP-102. During the Type A meeting the FDA indicated that it could not accept the Company’s NDA resubmission with Sterling Pharmaceutical Services listed as the primary manufacturer of the bulk solution for VP-102 if Sterling was on OAI status at the time of resubmission. Following the FDA’s commentary, we selected a new CMO partner to produce the bulk solution, Piramal Pharma Solutions, and the technology transfer process is on-going. We expect to re-submit the NDA in the first quarter of 2023.

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

In addition, we are conducting necessary drug development activities for VP-103, our second cantharidin-based product candidate, and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts. We also intend to develop our third product candidate, VP-LTX-315, for the treatment of dermatological oncology indications. We submitted an Investigational New Drug Application, or IND, for VP-LTX-315 in October 2021. The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of VP-LTX-315 in Basal Cell Carcinoma, or BCC, in April 2022. The Phase 2 trial is a three-part, open-label, multicenter, dose-escalation, proof-of-concept study with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy of VP-LTX-315 when administered intratumorally to adults with biopsy-proven basal cell carcinoma. We expect to conclude the Part 1, focused on safety and dose escalation, of the Phase 2 trial for VP-LTX-315 in the first quarter of 2023.

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

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive worldwide license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8 million milestone payment recognized as license revenue in the condensed statement of operations for the three and nine month period ended September 30, 2022. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. We recognized license revenue of $0.3 million and $1.0 million for the three and nine months ended September 30, 2022 respectively related to supplies and development activity pursuant to this agreement.

In August 2020, we entered into an exclusive license agreement with Lytix Biopharma AS, or Lytix, pursuant to which we obtained a worldwide, license for certain technology of Lytix to develop VP-LTX-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic merkel cell carcinoma.

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

On May 31, 2022, we approved a plan to reduce our workforce by terminating 20 employees to streamline operations and reduce costs, or the Restructuring. The Restructuring was completed on June 3, 2022. The decision followed our announcement on May 24, 2022 of the receipt of the CRL for our new drug application for VP-102. As a result, we incurred a one-time charge totaling approximately $0.5 million in connection with one-time employee termination costs. Each of the three and nine month periods ending

September 30, 2022 reflected $0.1 million in general and administrative expenses and $0.4 million in research and development expenses for the restructuring costs. This charge was substantially paid out by June 30, 2022 with the remainder paid through August 31, 2022.

In July, 2022, we closed a follow-on public offering in which we sold 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in total net proceeds of $26.9 million after deducting underwriting discounts, commissions and offering expenses. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to support our planned operations into the third quarter of 2023.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2022 and 2021, our net loss was $18.6 million and $25.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $157.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
initiate clinical trials evaluating VP-102 for the treatment of external genital warts;
•
continue our ongoing clinical programs including evaluating VP-102 for the treatment of common warts and VP-LTX-315 for the treatment of BCC, as well as initiate and complete additional clinical trials, as needed;
•
initiate clinical trials evaluating VP-103 for the treatment of plantar warts, and VP-LTX-315 for the treatment of dermatological oncology indications;
•
pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of external genital warts, common warts or any other indications we may pursue for VP-102, as well as for VP-103 or VP-LTX-315;
•
seek to discover and develop additional product candidates;
•
ultimately, establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including VP-102, VP-103 and VP-LTX-315;
•
seek to in-license or acquire additional product candidates for other dermatological conditions;
•
adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional commercial, clinical, manufacturing and scientific personnel;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of VP-102 in patients with external genital warts, VP-102 in patients with common warts, VP-103 in patients with plantar warts, VP-LTX-315 for dermatological oncology indications, including BCC, and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	Change

License revenue	$8,319	$-	$8,319
Operating expenses:
Research and development	2,946	3,763	(817)
General and administrative	3,925	8,005	(4,080)
Total operating expenses	6,871	11,768	(4,897)
Income (loss) from operations	1,448	(11,768)	13,216
Other income (expense):
Interest income	148	31	117
Interest expense	(81)	(1,092)	1,011
Loss on extinguishment of debt	(1,437)	—	(1,437)
Other income	5	—	5
Total other expense	(1,365)	(1,061)	(304)
Net income (loss)	$83	$(12,829)	$12,912

License Revenue

License revenue was $8.3 million for the three months ended September 30, 2022 compared to no license revenue for the three months ended September 30, 2021. The increase was related to an $8.0 million milestone payment and $0.3 million related to clinical supplies and development activity provided to Torii pursuant to the Clinical Supply Agreement entered into on March 7, 2022.

Research and Development Expenses

Research and development expenses were $2.9 million for the three months ended September 30, 2022, compared to $3.8 million for the three months ended September 30, 2021. The decrease of $0.8 million was primarily attributable to a reduction of CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts and reduction in compensation costs due to reduction in headcount.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended September 30, 2022, compared to $8.0 million for the three months ended September 30, 2021. The decrease of $4.1 million was primarily a result of higher expenses in the prior year related to pre-commercial activities for VP-102 and reduction in compensation costs due to reduction in headcount.

Interest Income

Interest income was relatively consistent for the three months ended September 30, 2022 and 2021 and consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.1 million for the three months ended September 30, 2022 compared to $1.1 million for the three months ended September 30, 2021. The decrease was attributable to the July 2022 full repayment of the outstanding debt on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	Change
License revenue	$8,964	$12,000	$(3,036)
Operating expenses:
Research and development	9,833	12,572	(2,739)
General and administrative	14,216	21,866	(7,650)
Total operating expenses	24,049	34,438	(10,389)
Loss from operations	(15,085)	(22,438)	7,353
Other income (expense):
Interest income	190	96	94
Interest expense	(2,172)	(3,198)	1,026
Loss from extinguishment of debt	(1,437)	—	(1,437)
Other expense	(51)	—	(51)
Total other expense	(3,470)	(3,102)	(368)
Net loss	$(18,555)	$(25,540)	$6,985

License Revenue

License revenue was $9.0 million for the nine months ended September 30, 2022 compared to $12.0 million for the nine months ended September 30, 2021. The current period license revenue was related to an $8.0 million milestone payment and $1.0 million related to clinical supplies and development activity provided to Torii. During the nine months ended September 30, 2021 revenue of $12.0 million was comprised of $0.5 received in December 2020, and an $11.5 million up-front payment paid in April 2021, pursuant to the exercise of the license option on March 17, 2021 per the Torii Agreement.

Research and Development Expenses

Research and development expenses were $9.8 million for the nine months ended September 30, 2022, compared to $12.6 million for the nine months ended September 30, 2021. The decrease of $2.7 million was primarily attributable to a reduction in payments made to Lytix upon the achievement of a regulatory milestone for VP-LTX-315 from $2.3 million during the nine months ended September 30, 2021 to $1.0 million during the nine months ended September 30, 2022 as well as decreased CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts.

General and Administrative Expenses

General and administrative expenses were $14.2 million for the nine months ended September 30, 2022, compared to $21.9 million for the nine months ended September 30, 2021. The decrease of $7.7 million was primarily a result of a decrease in expenses related to pre-commercial activities for VP-102 and reduction in compensation costs due to reduction in headcount.

Interest Income

Interest income was relatively consistent for the nine months ended September 30, 2022 and 2021 and consisted primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $2.2 million for the nine months ended September 30, 2022 compared to $3.2 million for the nine months ended September 30, 2021. The decrease was attributable to the July 2022 full repayment of the outstanding debt on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred annual net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock and the sale of our common stock in our IPO, as well as in subsequent offerings of our common stock noted below.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $39.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On March 25, 2021, we closed a follow-on public offering in which we sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions and offering expenses. In July, 2022, we closed a follow-on public offering in which we sold 13,575,000 shares of common stock at a public offering price of $2.10 per share resulting in total net proceeds of $26.9 million after deducting underwriting discounts, commissions and offering expenses.

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

On July 11, 2022, we voluntarily repaid in full the debt outstanding under the Loan Agreements. Our prepayment amount was approximately $43.8 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of our outstanding debt obligations under the Loan Agreements. We did not incur any prepayment penalties in connection with the repayment of the amounts payable under the Loan Agreements, which had a scheduled maturity of March 1, 2024. The prepayment was made in full using restricted cash of $40.0 million, which was set aside as cash collateral in a March 2022 amendment to the Mezzanine Loan Agreement, as well as cash on hand.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(13,696)	$(18,884)
Net cash provided by (used in) investing activities	47,287	(5,009)
Net cash (used in) provided by financing activities	(16,870)	33,649
Net increase in cash and cash equivalents	$16,721	$9,756

Operating Activities

During the nine months ended September 30, 2022, operating activities used $13.7 million of cash, primarily resulting from a net loss of $18.6 million partially offset by non-cash stock-based compensation of $3.8 million, non-cash loss on extinguishment of debt of $1.4 million and non-cash interest expense of $0.4 million. Net cash used by changes in operating assets and liabilities consisted primarily of a decrease in accounts payable and accrued expenses of $1.0 million.

During the nine months ended September 30, 2021, operating activities used $18.9 million of cash, primarily resulting from a net loss of $25.5 million partially offset by non-cash stock-based compensation of $4.7 million and non-cash interest expense of $1.1 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accounts payable and accrued expenses of $1.4 million, partially offset by a decrease in deferred revenue of $0.5 million.

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities of $47.3 million was primarily due to sales and maturities of marketable securities of $52.0 million partially offset by purchases of marketable securities of $4.5 million.

During the nine months ended September 30, 2021, net cash used in investing activities of $5.0 million was primarily due to purchases of marketable securities of $59.1 million, partially offset by sales and maturities of marketable securities of $54.8 million.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities of $16.9 million was primarily related to repayment of outstanding debt of $43.8 million partially offset by proceeds of $26.9 million, net of issuance costs, from the issuance of common stock.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to support our planned operations into the third quarter of 2023. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of September 30, 2022, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2022, we held a Type A meeting with the FDA to discuss the resubmission and potential approval of the NDA. We continue to monitor Sterling's progress in satisfying the deficiencies that resulted in its OAI classification and the subsequent warning letter which were the basis for the CRL. Concurrently, we have engaged an additional CMO, Piramal Pharma Solutions, to serve as an alternative supplier of VP-102’s bulk solution. However, there can be no assurance that the technology transfer to Piramal will be successful. Even if we are able to manufacture VP-102's bulk solution at Piramal, there could be substantial delays and costs associated with the production of validation and stability batches of VP-102.

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

VERRICA PHARMACEUTICALS INC.

November 7, 2022	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)