Form 10-K
period 2022-12-31
Verrica Pharmaceuticals Inc.
filed 2023-03-06
CIK 1660334

35

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Verrica Pharmaceuticals Inc.’s voting and non-voting common equity held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $1.92 as reported on the Nasdaq Global Market on that date was approximately $31.5 million.

As of March 1, 2023, the registrant had 41,852,053 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

• the timing of our planned clinical trials for our product candidates;

• the timing of and our ability to obtain and maintain regulatory approvals for VP-102 for the treatment of molluscum and our other product candidates;

• the clinical utility of our product candidates;

• our commercialization, marketing and manufacturing capabilities and strategy;

• our expectations about the willingness of healthcare professionals to use our product candidates;

• our expectations about third-party payors to reimburse or patients to pay for our product candidates;

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

• the impacts of global economic uncertainty and the COVID-19 pandemic on our business;

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

PART I

ITEM 1. BUSINESS

Overview

We are a dermatology therapeutics company developing medications for skin diseases requiring medical intervention. We are primarily focused on developing clinician administered therapies in areas of high unmet need. Our current product pipeline consists of three product candidates: (i) VP-102, a propriety drug-device combination that contains a GMP-controlled formulation of cantharidin which is being developed for potential use in treating molluscum contagiosum, external genital warts and common warts, (ii) VP-315, an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, and (iii) VP-103, a second cantharidin based drug device combination for the potential treatment of plantar warts.

Our lead product candidate, VP-102, is initially being developed for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for any of these diseases, resulting in significant undertreated populations. Molluscum and common warts are two of the largest unmet needs in dermatology. VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity. In addition, our granted patents and pending patent applications include claims drawn to our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use.

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

We estimate approximately 6 million people in the United States have molluscum. Of the 6 million people with molluscum, we estimate that approximately 1 million are diagnosed annually. Molluscum has a 5% to 11% prevalence rate in children with the greatest incidence in individuals aged one to 14 years old. Accordingly, we estimate this represents a total addressable U.S. market of over $1 billion. We believe that the molluscum prevalence rate in the European Union and Asia is at least as high as in the United States.

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

We have designed VP-102 to address the significant limitations of current compounded cantharidin formulations, including with respect to safety, purity, efficacy, stability and ease of administration. VP-102 contains the first GMP-controlled formulation of cantharidin with a defined pharmaceutical batch process and an API that is greater than 99% pure. We believe VP-102 addresses the shortcomings associated with current therapies, including pain and discomfort, potential scarring and inconsistent outcomes, and has the potential to be the first FDA-approved product for the treatment of molluscum.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019. In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020. In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021. On May 28, 2021, the FDA extended the PDUFA date to September 23, 2021 to allow the Agency additional time to review information submitted by Verrica in response to comments from the agency regarding our human factors study.

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of Sterling Pharmaceutical Services, or Sterling, a contract manufacturing organization, or CMO, which were unrelated to the manufacturing of VP-102 but instead raised general quality issues at the facility, predominately on the septic, or sterile side, of the facility. The FDA did not identify any clinical, safety or product specific CMC deficiencies related to VP-102. Following the CRL, on September 22, 2021, we received a General Advice Letter from the FDA with recommendations to improve VP-102’s user interface. On November 5, 2021, we were notified that the inspection of Sterling that had been classified as “voluntary action indicated”, or VAI, was closed and that the VAI classification would not directly negatively impact FDA’s assessment of our NDA regarding Sterling. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum on November 29, 2021. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. The resubmission addressed the successful resolution of inspection deficiencies identified at Sterling in the CRL, as well as the recommendations included in the General Advice Letter received from the FDA that relate to VP-102’s user interface. On December 15, 2021 the FDA accepted our NDA resubmission for VP-102 and assigned a PDUFA goal date of May 24, 2022.

On May 24, 2022, we announced that we received a CRL regarding our NDA for VP-102 from the FDA. The only deficiency listed in the CRL was related to the deficiencies identified at a general reinspection at a facility of Sterling that manufactured the bulk solution used in VP-102. Sterling received notice from the FDA on May 19, 2022 that as a result of the inspection, it is on "official action indicated", or OAI, status. This classification resulted from a week-long reinspection of Sterling conducted by the FDA in February 2022 but none of the issues identified by the FDA during the reinspection were specific to the manufacture of VP-102. We were also informed by the FDA that it had completed its review of our NDA and product label, there were no open questions on the NDA review, and the VP-102 label was ready to be communicated. On June 27, 2022 we held a Type A meeting with the FDA regarding the path forward for the resubmission and potential approval of the NDA for VP-102. During the Type A meeting the FDA indicated that it could not accept our NDA resubmission with Sterling listed as the primary manufacturer of the bulk solution for VP-102 if Sterling was on OAI status at the time of resubmission. Following the FDA’s commentary, we selected a new CMO partner to produce the bulk solution, Piramal Pharma Solutions, and the technology transfer process was completed in January 2023. On January 23, 2023 we resubmitted the NDA for VP-102 to the FDA. The FDA accepted our NDA resubmission on February 27, 2023 and assigned a PDUFA goal date of July 23, 2023.

VP-102 - Treatment of External Genital Warts

In addition, we are also developing VP-102 for the treatment of external genital warts, or EGW. EGW is a viral skin disease caused by the human papilloma virus, or HPV, which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of EGW. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with EGW in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of EGW. An end of Phase 2 meeting was held with the FDA in May 2021. We intend to initiate a Phase 3 trial of VP-102 for the treatment of EGW and to dose the first patient in the second half of 2024.

VP-102 - Treatment of Common Warts

We are also developing VP-102 for the treatment of common warts. Common warts typically result in two to five lesions. We estimate approximately 22 million people in the United States have common warts and the total addressable U.S. market to be over $1 billion with an estimated 2 million patient visits for common warts each year. In the United States, approximately 50% of the patients who seek treatment for common warts are children, and approximately 25% of common warts patients are treated by pediatricians. We believe that the common wart patient opportunity in the European Union and Asia is at least as large as that in the United States. There are currently no FDA-approved products indicated for the treatment of common warts. While common warts can be treated with slow acting, over-the-counter products, the warts tend to be highly refractory and a cause for multiple consultations. We believe that cantharidin’s role as a widely recognized and effective blistering agent for the treatment of skin lesions, coupled with VP-102’s safety and efficacy data in clinical trials for the treatment of molluscum and convenient ease of administration, will allow VP-102 to address many of the shortcomings associated with current therapies. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of VP-102 in subjects with up to six warts.

Based on feedback from the FDA regarding our Phase 3 program in common warts, we are currently evaluating the benefits of conducting an additional Phase 2 clinical trial that would be designed to further evaluate the treatment indication, application time, or regimen and long-term sustainability.

VP-315 - Treatment of Dermatological Oncology

We are also developing VP-315 for the treatment of dermatological oncology indications. We obtained an exclusive worldwide license from Lytix BioPharma AS, or Lytix, to develop and commercialize VP-315 for dermatologic oncology indications, including non-metastatic melanoma and non-metastatic Merkel cell carcinoma, and we intend to focus initially on basal cell and squamous cell carcinomas as the lead indications for development. Basal cell carcinoma is the most common form of cancer in the U.S., and incidence is rising worldwide. There are approximately 3-4 million diagnoses of basal cell carcinomas in the U.S. each year, with a high unmet need for new treatment options.

The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of VP-315 in Basal Cell Carcinoma, in April 2022. The Phase 2 trial is a three-part, open-label, multicenter, dose-escalation, proof-of-concept trial of VP-315 when administered intratumorally to adults with biopsy-proven basal cell carcinoma. Part 1 of the trial is designed to evaluate VP-315’s safety profile when administered in escalating doses to individual subjects. Part 2 is designed to confirm the exploratory dose from Part 1 and identify the recommended dose for Part 3. Part 3 is designed to evaluate the efficacy profile of the two selected doses of VP-315 and determine the optimal therapeutic dose. We enrolled 10 patients in Part 1 of the trial. In Part 1, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We expect to initiate Part 2 of the trial in the second quarter of 2023 and Part 3 of the trial in the second half of 2023.

VP-103 - Treatment of Plantar Warts

We are developing our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. An estimated one-third of the approximately 4.1 million annual patient visits for all types of warts are for the treatment of plantar warts, which are warts located on the bottom of the foot.

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

License Agreements

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain VP-102 for the treatment of molluscum contagiosum and common warts in Japan. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue for the year ended December 31, 2022. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. We recognized collaboration revenue of $1.0 million for the year ended December 31, 2022 related to supplies and development activity pursuant to this agreement.

In August 2020, we entered into an exclusive license agreement with Lytix pursuant to which we obtained an exclusive worldwide license for certain technology of Lytix to develop VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma.

Our Pipeline

The following table summarizes our product candidates. Except as provided by the Torii Agreement, we retain exclusive, royalty-free rights for VP-102 (YCANTH) and VP-103.

(a)
Timing for initiating clinical trials for External Genital Warts may be subject to change.
(b)
Originally designed Phase 2 program completed.
(c)
We are evaluating potential for conducting an additional Phase 2 trial based on FDA feedback for Phase 3 trial protocol.
(d)
License excludes metastatic melanoma and metastatic Merkel cell carcinoma. Phase 2 study initiated in April 2022 for the treatment of Basal Cell Carcinoma.
(e)
Timing for initiating clinical trials for Plantar Warts to be determined.

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

Open-label, single-

center

24-hour treatment

Blood draws in

subjects with more

than 21 lesions for

evaluating PK

Safety and efficacy

evaluated every 21

days for up to four

applications

Impact of quality of

life assessed via the

CDLQI

Duration: 12 weeks

				• • •	To determine any possible systemic exposure from a single 24-hour application of VP‑102 To confirm safety and efficacy with applicator To assess impact on quality of life
Phase 2 Investigator Sponsored Pilot Trial (n=30) Completed in September 2017	Our proprietary formulation of cantharidin used in VP‑102, applied with the wooden stick part of a cotton-tipped swab	• • • • •

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

Based on the results of these trials, we submitted an NDA to the FDA for VP-102 for the treatment of molluscum in September 2019. In November 2019, we received notice that the FDA accepted the NDA for filing, with a PDUFA goal date of July 13, 2020. In July 2020, we received a CRL, from the FDA for our NDA. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020. In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021. On May 28, 2021 the FDA extended the PDUFA date to September 23, 2021 to allow the Agency additional time to review information submitted by Verrica in response to comments from the agency regarding our human factors study.

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of Sterling, which were unrelated to the manufacturing of VP-102 but instead raised general quality issues at the facility. The FDA did not identify any clinical, safety or product specific CMC deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve VP-102’s user interface. On November 5, 2021, we were notified that the inspection of Sterling that had been classified as “voluntary action indicated”, or VAI, was closed and that the VAI classification would not directly negatively impact FDA’s assessment of our NDA regarding Sterling. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum on November 29, 2021. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. The resubmission addressed the successful resolution of inspection deficiencies identified at Sterling in the CRL, as well as the recommendations included in the General Advice Letter received from the FDA that relate to VP-102’s user interface. On December 15, 2021 the FDA accepted our NDA resubmission for VP-102 and assigned a PDUFA goal date of May 24, 2022.

On May 24, 2022, we announced that we received a CRL regarding our NDA for VP-102 from the FDA. The only deficiency listed in the CRL was related to the deficiencies identified at a general reinspection at a facility of Sterling that manufactured the bulk solution used in VP-102. Sterling received notice from the FDA on May 19, 2022 that as a result of the inspection, it was on "official action indicated", or OAI, status. This classification resulted from a week-long reinspection of Sterling conducted by the FDA in February 2022 but none of the issues identified by the FDA during the reinspection were specific to the manufacture of VP-102. We were also informed by the FDA that it had completed its review of our NDA and product label, there were no open questions on the NDA review, and the VP-102 label was ready to be communicated. On June 27, 2022 we held a Type A meeting with the FDA regarding the path forward for the resubmission and potential approval of the NDA for VP-102. During the Type A meeting the FDA indicated that it could not accept our NDA resubmission with Sterling listed as the primary manufacturer of the bulk solution for VP-102 if Sterling was on OAI status at the time of resubmission. Following the FDA’s commentary, we selected a new CMO partner to produce the bulk solution, Piramal Pharma Solutions, and the technology transfer process was completed in January 2023. We resubmitted the NDA on January 23, 2023. The FDA accepted our NDA resubmission on February 27, 2023 and assigned a PDUFA goal date of July 23, 2023.

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

Based on the results of the Phase 2 trial, an end of Phase 2 meeting was held with the FDA in May 2021. We intend to initiate the Phase 3 trial of VP-102 for the treatment of EGW in the second half of 2024. The Phase 3 program (CARE-2) will consist of two identical trials as well as a pharmacokinetics, or PK study, as required for registration. The trials are designed to be double-blind, randomized and vehicle-controlled to evaluate the efficacy and safety of VP-102 in subjects with EGW. The trials utilize a treatment interval of 21 days with a maximum of up to four treatments, which is consistent with the previous Phase 2 trial. We expect approximately 25 sites will be utilized for each of the two trials. We expect approximately 410 subjects will be enrolled in each trial with the goal to have an aggregate of approximately 532 subjects complete the trials.

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

VP-315 for the Treatment of Dermatological Oncology Indications

We are developing our product candidate, VP-315, for the treatment of dermatological oncology indications. The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of VP-315 in Basal Cell Carcinoma in April 2022. The Phase 2 trial is a three-part, open-label, multicenter, dose-escalation, proof-of-concept trial of VP-315 when administered intratumorally to adults with biopsy-proven basal cell carcinoma. Part 1 of the trial is designed to evaluate VP-315’s safety profile when administered in escalating doses to individual subjects. Part 2 is designed to confirm the exploratory dose from Part 1 and identify the recommended dose for Part 3. Part 3 is designed to evaluate the efficacy profile of the two selected doses of VP-315 and determine the optimal therapeutic dose. We enrolled 10 patients in Part 1 of the trial. In Part 1, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We expect to initiate Part 2 of the trial in the second quarter of 2023 and Part 3 of the trial in the second half of 2023.

In total, the trial is expected to enroll approximately 66 adult subjects with a histological diagnosis of basal cell carcinoma in at least one eligible target lesion. Both clinical and histological clearance of treated lesion(s) at excision will be assessed

VP-103 for the Treatment of Plantar Warts

We are also developing our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts, which are warts located on the bottom of the foot. An estimated one-third of the approximately 4.1 million patient visits for all types of warts are for the treatment of plantar warts. To date, plantar warts have been difficult to treat, as they are refractory and available treatments often lead to both pain and scarring. We are conducting necessary drug development activities for VP-103 and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts.

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

To date, we have obtained naturally-sourced cantharidin directly or indirectly from our supplier based in the People’s Republic of China. On July 16, 2018, we entered into a Supply Agreement, or the Supply Agreement, with Funing County Development Brucea Javanica Professional Cooperatives, or the Supplier, pursuant to which the Supplier has agreed to supply naturally-sourced cantharidin to us for a specified fixed price. Pursuant to the Supply Agreement, the Supplier has agreed that it will not supply cantharidin, any beetles or other raw material from which cantharidin is derived to any other customer in North America, subject to specified minimum annual purchase orders and forecasts.

Pursuant to the Supply Agreement, we have provided the Supplier with purchase orders in 2018, 2019, 2021 and 2022 and may submit additional purchase orders from time to time, so long as the purchase orders are at least six months prior to the proposed delivery date. As of January 31, 2023, we held inventories of approximately 120,000 finished drug product applicators in various stages of completion and possessed total inventories in a combination of raw cantharidin and converted API adequate to produce over 17 million additional finished drug product applicators in the United States, with additional raw cantharidin already manufactured awaiting shipment.

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

We have demonstrated capability to successfully manufacture the API the bulk drug intermediate, filled ampules and assembled applicators at our proposed commercial batch sizes. Validation activities for the commercial manufacturing and assembly processes have been completed. Given the nature of both the API as well as several of the excipients, special handling will be required to minimize risks to personnel during processing. Analytical testing methods for both the API as well as the finished drug product have been developed and qualified. It is expected that these existing methods will prove appropriate for release of commercial product.

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

We intend to seek drug product reimbursement for VP-102. Based on a survey of 40 physicians that we commissioned, 87% of physicians reported they would use VP-102 if the cost of the drug were covered. Furthermore, we have commissioned market research and met with payor organizations representing over 205 million lives. The surveyed payors recognized that there is a significant unmet need for molluscum and a current lack of an effective treatment. Given the unmet need and the results of clinical trials of VP-102 to date, the surveyed payors anticipate the majority of patients would have access to VP-102, if approved, with minimal to no restrictions.

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

We are aware of several other product candidates in development as potential treatments for the indications we intend to target. Novan has submitted a NDA to the FDA seeking marketing approval for the topical treatment of molluscum contagiosum. There are a number of other companies developing products for common warts. In addition, other drugs have been used off label as treatments for molluscum and common warts.

A number of other companies are in various stages of developing treatments for basal cell carcinoma. Although surgery is historically the most common treatment for superficial basal cell carcinoma, several companies are working on non-surgical alternative treatments due to the risk of disfigurement, infection and scarring seen from more invasive treatments. At least three companies are currently conducting trials for superficial basal cell carcinoma and several companies who already have FDA approval to treat more advanced and metastatic cancers, are conducting trials to expand their indications to include locally advanced and metastatic basal cell carcinoma.

Intellectual Property

In addition to our five year regulatory exclusivity, the extent of our commercial success depends in part on our ability to obtain and maintain proprietary protection for VP-102, including our proprietary cantharidin formulation and applicator and any of our future product candidates, medical devices, synthetic methodologies, novel discoveries, drug development technologies and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our product candidate and other proprietary technologies, inventions, and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

While we seek broad coverage under our pending patent applications, our granted patents and pending patent applications do not include any claims drawn to the active pharmaceutical agent cantharidin per se or for the broad use of our API alone for the treatment of warts or molluscum. However, our granted patents and pending patent applications do claim, for example, our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use. Despite these patent filings, there is always a risk that modification of the specific formulation, manufacturing process, method of application of cantharidin to the skin and/or specific method of use may allow a competitor to avoid infringement claims. In addition, patents, if granted, will expire, and we cannot provide any assurance that any additional patents will issue from our pending or any future patent applications.

We currently have two issued United States patents covering the cantharidin formulation of VP-102, applicator devices and systems comprising the formulation, and methods of using the same, e.g., for the treatment of molluscum contagiosum. Excluding any patent term extension, these two U.S. patents will expire on May 28, 2035 and August 22, 2038, respectively. Additionally, we have granted patents in Australia, Brazil, Canada, Israel, Japan, South Korea and Mexico covering our proprietary cantharidin formulations, applicator devices and systems comprising the formulations, and methods of using the same.

We also currently have one issued United States design patent covering the design of our VP-102 applicator. This issued U.S. design patent will expire on October 27, 2035. Additionally, we have granted design patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea and United Kingdom, as well as allowed design patent applications in the United States and Mexico, covering the design of our proprietary ampule crush tool for use with our VP-102 applicator.

In addition, we currently have two United States patents covering methods of preparing and purifying cantharidin. We also have granted patents in Australia, Brazil, China, India, Japan, and Mexico, as well as an allowed patent application in Israel, covering methods of preparing cantharidin. Additionally, we have a granted patent in Japan covering methods of purifying cantharidin.

As of February 2, 2023, we have nationalized six international PCT patent applications for utility patents, five of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Five of these European patent applications have been registered in Hong Kong. These patent applications relate to VP-102, including our proprietary cantharidin formulation and applicator, and other inventions related to VP-102. Our patent applications related to VP-102 include proposed claims relating to (i) methods for the synthesis of cantharidin, (ii) our specific formulations and preparations of VP-102, (iii) methods for purifying cantharidin, (iv) methods for detecting impurities in cantharidin, (v) the design of our proprietary applicator, including both the general design and specific design elements, (vi) claims related to safety features included in the VP-102 formulation, including colorants and bittering agents, and (vii) methods of administration of VP-102 for the treatment of skin lesions. In addition to the foregoing, we currently have one pending international PCT patent application covering our proprietary ampule crush tool for use with our VP-102 applicator. We have also filed a United States design patent covering the design of our VP-102 applicator, and design patent applications covering the design of the ampule crush tool in Australia, Brazil, Canada, China, Europe, United Kingdom, Hong Kong, Israel, India, Japan, South Korea, Mexico, and the United States. Excluding any patent term adjustment and patent term extension, any additional utility patents to issue from these patent applications are projected to expire between 2034 and 2041. Any additional design patents to issue from our pending design patent applications will each expire fifteen years from the date of issuance. We cannot provide any assurance as to whether any additional patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be allowed.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries, in which they are obtained. Generally, utility patents issued from applications in the United States are granted for a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent’s term can be adjusted to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in examining and issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Lytix License Agreement

On August 7, 2020, we entered into the Lytix Agreement, pursuant to which we obtained a worldwide, exclusive, royalty-bearing license, with the right to sublicense, for certain technology of Lytix to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import and otherwise commercialize VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma. Our right to manufacture the active pharmaceutical ingredient is limited to certain instances, and Lytix is obligated to manufacture and supply our clinical and commercial needs for such active pharmaceutical ingredient. We are obligated to use commercially reasonable efforts to develop and to commercialize the product, which development and commercialization will be overseen by a joint steering committee. Lytix has agreed not to pursue any products in the field of dermatology other than VP-315 for use in metastatic melanoma and metastatic Merkel cell carcinoma. Lytix has granted us an exclusive option to negotiate for an exclusive license for use of the active ingredient in VP-315 in additional dermatological indications.

In connection with entering the Lytix Agreement, we made initial payment of $250,000. We made additional payments of $2.25 million in February 2021 and $1.0 million in May 2022 upon the achievement by Lytix of a regulatory milestone. Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering the active ingredient of VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

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

Under the Torii Agreement, Torii is responsible for all development activities and specified costs in support of obtaining regulatory approval of the licensed products in Japan, provided, that Torii’s activities will be overseen by a joint steering committee. Torii is required to use commercially reasonable efforts to conduct all development necessary to obtain regulatory approval for licensed products in Japan, to obtain and maintain such approvals, and to commercialize licensed products upon receipt of such approvals.

Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue for the year ended December 31, 2022. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled collaboration revenue of $0.9 million and $0.1 million for the year ended December 31, 2022, respectively, related to supplies and development activity pursuant to this agreement.

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
•
FDA review and approval of the NDA.

VP-102 is designed to be administered to patients via a proprietary applicator by a healthcare professional. In the United States, products composed of components that would normally be regulated by different centers at the FDA are known as combination products. Typically, the FDA’s Office of Combination Products assigns a combination product to a specific agency center as the lead reviewer. The FDA determines which center will lead a product’s review based upon the product’s primary mode of action. Depending on the type of combination product, its approval, clearance or licensure may usually be obtained through the submission of a single marketing application. VP-102 will be regulated as a drug device combination product, and the FDA has permitted a single regulatory submission seeking approval of VP-102 with the applicator in each indication for which we seek approval. Even when a single marketing application is required for a combination product, such as an NDA for a combination pharmaceutical and device product, both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health may participate in the review. An applicant will also need to discuss with the agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, adverse event reporting and good manufacturing practices, to their combination product.

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, post approval submission, and FDA review and approval.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgement, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Promotional materials distributed by companies must be submitted to the FDA on the date of first use.

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act and state laws that limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Unlike Section 503A, Section 503B of the FDCA allows certain entities to compound drugs that are not necessarily prepared in response to prescriptions for identified, individual patients. Such facilities must register with the FDA as outsourcing facilities, and once registered (including payment of a fee), the outsourcing facility must meet certain conditions in order to be exempt from the FDCA’s approval requirements and the requirement to label products with adequate directions for use. Under Section 503B, a drug must be compounded in compliance with cGMP, by or under the direct supervision of a licensed pharmacist in order to be so exempt. The outsourcing facility must also report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months, and information about the compounded products, such as the source of the active ingredients used to compound pursuant to Section 503B(b)(2). If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on a list established by the FDA of bulk drug substances for which there is a clinical need or be used to compound drugs that appear on a list established by the FDA of drugs for which there is a shortage. Although the FDA has not yet established a list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the FDA’s list of bulk drug substances for which there is a clinical need. Cantharidin is currently listed among those nominated substances for which bulk drug substance may be used in compounding by outsourcing facilities pending FDA’s evaluation. In March 2019, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, including, in the case of a bulk drug substance that is a component of an FDA-approved drug, an evaluation of whether there exists an attribute of the approved drug that makes it medically unsuitable to treat certain patients; whether the drug product proposed to be compounded is intended to address that attribute; and whether the drug product proposed to be compounded must be compounded from a bulk drug substance rather than from the finished, FDA-approved drug product. As FDA has implemented these criteria as in the final Guidance for Industry, and if VP-102 is approved, an outsourcing facility would need to satisfy these criteria before being permitted to compound a cantharidin product using bulk cantharidin.

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

The federal civil and criminal false claims laws, including the False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial and Congressional challenges to certain aspects of the ACA. For example on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of

2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. . It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees and Human Capital Resources

As of December 31, 2022, we had 22 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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
o
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including launching VP-102 for molluscum contagiosum. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy, which could impact our ability to continue as a going concern.
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

We are a clinical-stage dermatology therapeutics company with limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $24.5 million and $35.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $163.5 million. Since inception, we have financed our operations with $123.2 million in gross proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock and $55.0 million in net proceeds from subsequent follow-on offerings. We have no products approved for commercialization and have never generated any revenue.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, including preclinical studies and clinical trials. We have completed two pivotal Phase 3 clinical trials and submitted an NDA for VP-102 for the treatment of molluscum. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for external genital warts and common warts. We are developing VP-315 for the treatment of dermatological oncology indications and our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts.

Therefore, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue clinical trials evaluating VP-315 for the treatment of dermatological oncology indications, including basal cell carcinoma and squamous cell carcinoma;
•
continue our ongoing clinical programs evaluating VP-102 for the treatment of external genital warts and common warts, as well as initiate and complete additional clinical trials as needed;
•
initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•
pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of external genital warts and common warts or any other indications we may pursue for VP-102, as well as for VP-315 and VP-103;
•
seek to discover and develop additional product candidates;
•
establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including VP-102, VP-315 and VP-103;
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

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives including launching VP-102 for molluscum contagiosum. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy which could impact our ability to continue as a going concern.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we seek marketing approval for VP-102 for the treatment of molluscum, pursue clinical trials and marketing approval for VP-102 for the treatment of external genital warts, common warts, and other indications, pursue clinical trials and marketing approval for VP-315 for the treatment of dermatological oncology indications, VP-103 for the treatment of plantar warts, and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that are not currently commercially available. If we obtain marketing approval for VP-102 for the treatment of molluscum, external genital warts or common warts or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

As of December 31, 2022, we had cash and cash equivalents of $34.3 million. We believe that our existing cash and cash equivalents as of December 31, 2022, plus the net proceeds from the February 2023 offering of common stock and pre-funded warrants of $30.1 million, will be sufficient to support our planned operations into the first quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. As a result, our financials have been prepared on a going concern basis. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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
•
the scope, progress, costs and results of our development programs evaluating VP-102 as a potential treatment for external genital warts and common warts, VP-315 and VP-103;
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

We may require additional capital to commercialize VP-102 for the treatment of molluscum, external genital warts and/or common warts, VP-315 for the treatment of dermatological oncology indications and/or VP-103 for the treatment of plantar warts. If we receive regulatory approval for VP-102, VP-315 or VP-103 for these indications, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We commenced operations in 2013, and our operations to date have been largely focused on raising capital and developing our novel topical solution of cantharidin and our lead product candidate, VP-102, for the treatment of molluscum, external genital warts and common warts, including undertaking preclinical studies and conducting clinical trials. VP-102 is our only product candidate for which we have completed clinical trials. We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We currently have no products that are approved for commercial sale. We have completed two pivotal Phase 3 clinical trials and submitted a New Drug Application, or NDA, for VP-102 for the treatment of molluscum in the U.S. We received a CRL from the FDA in May 2022 related to deficiencies identified at a general reinspection at a facility of our CMO, Sterling, that manufactures VP-102. Following the FDA's commentary, we selected a new CMO partner to produce the bulk solution. We completed the technology transfer in January 2023. We re-submitted the NDA in the first quarter of 2023, however, there can be no assurance that we will receive approval from the FDA. Although we announced, in January 2023, the successful transfer of technology to our new CMO partner for production of VP-102 bulk solution, Piramal Pharma Solutions, the FDA may inspect Piramal in conjunction with its review of our NDA and may object to conditions, including through issuance of 483 observations that may trigger another CRL for our NDA. In addition to developing VP-102 for the treatment of molluscum, we are also developing VP-102 as a treatment for external genital warts and common warts. We also plan to develop VP-315 for the treatment of dermatological oncology indications, including basal cell carcinoma and squamous cell carcinoma. In addition, we plan to develop our second cantharidin-based product candidate, VP-103, for the treatment of plantar warts. We have not completed the development and regulatory approval process of any product candidates and we may never be able to develop marketable products. We have invested substantially all of our efforts and financial resources in the development of our cantharidin formula and VP-102 for the treatment of molluscum, external genital warts and common warts. Our ability to generate revenue from our product candidates, will depend heavily on their successful development, regulatory approval and eventual commercialization of these product candidates. The success of VP-102, VP-315 and VP-103 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

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

It is possible that VP-102, VP-315, VP-103 or any of our other product candidates we may develop or otherwise acquire will never obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted, by the safety review committee for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

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

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing VP-102 for the treatment of external genital warts and common warts and potentially other dermatological conditions, VP-315 for the treatment of dermatological oncology indications, including basal cell carcinoma and squamous cell carcinoma and VP-103 for the treatment of plantar warts. In addition, we intend to in-license or acquire additional product candidates for other dermatological conditions to build a fully integrated dermatology company. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development, and potential future commercialization, of VP-102 for the treatment of molluscum, as well as the development of VP-315 for the potential treatment of basal cell carcinoma. As a result, we may forego pursuit of opportunities with other product candidates, or we may delay the development of other indications for VP-102 and for VP-103 that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

On June 27, 2022, we held a Type A meeting with the FDA to discuss the resubmission and potential approval of the NDA. During the Type A meeting the FDA indicated that it could not accept our NDA resubmission with Sterling listed as the primary manufacturer of the bulk solution for VP-102 if Sterling was on OAI status at the time of resubmission. Following the FDA’s commentary, we selected a new CMO partner to produce the bulk solution, Piramal Pharma Solutions, and the technology transfer process was completed in January 2023. On January 23, 2023 we resubmitted the NDA for VP-102 to the FDA. The FDA accepted our NDA resubmission on February 27, 2023 and assigned a PDUFA goal date of July 23, 2023.

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

We are aware of several other product candidates in earlier stages of development as potential treatments for the indications we intend to target. Novan has submitted a NDA to the FDA seeking marketing approval for the topical treatment of molluscum contagiosum. There are a number of other companies developing products for common warts. In addition, other drugs have been and may continue to be used off label as treatment for molluscum, external genital warts, common warts, and plantar warts, and there are other existing alternative therapies such as curettage or cryotherapy.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of VP-102 or any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted prior to approval of our NDA, if at all, and in the future of additional NDAs or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. For example, on May 24, 2022, we announced that we received a CRL regarding our NDA for VP-102 from the FDA. The only deficiency listed in the CRL was related to the deficiencies identified at a general reinspection at a facility of Sterling that manufactures VP-102. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

On March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. We may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Such agreements may provide us limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For instance, Torii is responsible for all development activities and specified costs in support of obtaining regulatory approval of the licensed products in Japan, provided that Torii’s activities will be overseen by a joint steering committee.

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

We plan to rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our product candidates. The issuance, scope, validity, enforceability, strength, and commercial value of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. Although we currently have several issued United States and foreign patents, other patent applications that we own may fail to result in other issued patents with claims that cover the product candidates in the United States or in foreign jurisdictions. If this were to occur, early generic competition could be expected against our product candidates in development in certain jurisdictions. There may be relevant prior art relating to our patents and patent applications which could invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the API in many of our product candidates has been available and used for many years, it is possible that these products have previously been used in such a manner that such prior usage would affect our ability to obtain patents based on our patent applications. Moreover, because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that prior art related to applicator devices could affect our ability to obtain patent protection for our planned product applicator device or that disputes may arise related to whether third-party applicator devices infringe patents we have applied for.

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

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. The FDA has recently made changes to its rules that may make it harder for the FDA to withhold information from the public and may require the FDA to make certain information publicly accessible, and it is not clear how these new rules will be interpreted. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Cantharidin is a naturally occurring compound found in many species of blister beetles and has been used since ancient times for medicinal purposes. Therefore, the composition of matter for the chemical structure of cantharidin itself, which is the API used in our product candidates, is not eligible for patent protection. We seek to obtain patent protection for our manufacturing technology, drug administering technology, and our product candidates, including specific formulations, preparations and devices, and methods of use and manufacturing processes. Although the protection afforded by our patents and patent applications may be significant with respect to VP-102, when looking at the ability of the patents and patent applications to block competition, the protection offered by the patents and patents applications may be, to some extent, more limited than the protection provided by a patent claiming the composition of matter of an entirely new chemical entity previously unknown. As a result, generic products that do not infringe the claims of our patents covering formulations, preparations, devices, methods of use, and manufacturing processes may be available while we are marketing our products. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compound not covered by method of use patents, and others may engage in off-label sale or use of the subject compound. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe the method of use patents we have applied for, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. In addition, competitors who obtain the requisite regulatory approval will be able to commercialize products with the same active ingredient as our product candidates so long as the competitors do not infringe any process, use, formulation, preparation or device patents issued to us, protect our product candidates, subject to any regulatory exclusivity we may be able to obtain for our product candidates.

Patent applications covering products containing the same active ingredient as our product candidates indicates that competitors have sought to develop and may seek to commercialize competing formulations that may not be covered by our patents and patent applications. The commercial opportunity for our product candidates could be significantly harmed if competitors are able to develop and commercialize alternative formulations of our product candidates that are different from ours and do not infringe our issued patents covering our product candidates, our device, our manufacturing processes or uses of our product candidates.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Competitors may infringe the patents we have been granted. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review (IPR), and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There can be no assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could have a negative impact on our ability to commercialize VP-102 and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents, or that we will not infringe patents that may be granted in the future. Because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that third parties may assert that our applicator device infringes patents they own or have applied for. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our drug or product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing, or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them, or that our trade secrets will be misappropriated or disclosed.

If we rely on third parties to manufacture or commercialize VP-102 or any future product candidates, or if we collaborate with additional third parties for the development of VP-102 or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors, and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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
•
we or future collaborators might not have been the first to make the inventions covered by our patents, future issued patents, or our pending patent applications;
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

Should any of these events occur, they could significantly harm our business, results of operations, and prospects.

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
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2022, we had 22 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
any delay in our regulatory filings for VP-102 for the treatment of molluscum, external genital warts and common warts or any other product candidate we may develop, including VP-315 and VP-103, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until December 31, 2023.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $118.1 million and $120.7 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated in tax years prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, as modified by subsequent legislation the federal net operating losses incurred in tax years beginning in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to no more than 80% of the excess, if any, of current year taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Unfavorable conditions, including inflationary pressure, in the global economy could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

COVID-19 has impacted and could continue to adversely impact our business.

COVID-19 has spread worldwide, resulting in governments implementing numerous containment measures such as travel bans and restrictions, quarantines and shutdowns. These measures have impacted, and may further impact, our workforce and operations.

As COVID-19 continues to evolve, we may experience continued and additional disruptions or impairments that could impact our business, supply chain, clinical trials, or ability to obtain regulatory approval for, or commercialize, VP-102, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On July 1, 2019, we entered into a lease for 5,829 square feet of office space located in West Chester, Pennsylvania that serves as our headquarters. The initial term of the lease is seven years with one five-year renewal option and an ongoing right of first offer to lease up to approximately 5,000 square feet of additional space on the same floor of the building. On March 12, 2020, we entered into an amendment to that lease agreement. The amendment expands the original premises to include 5,372 square feet of additional office space increasing the total rentable premise to 11,201 square feet of space. The commencement date for the lease was September 1, 2020.

We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

On June 6, 2022, plaintiff Kranthi Gorlamari, or Gorlamari, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors (“Defendants”). Gorlamari filed an amended complaint on January 12, 2023. The amended complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. The litigation is still in the early stages, and we intend to vigorously defend ourself against these allegations.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. Other than as set forth above, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Stockholders

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VRCA”. As of March 1, 2023, we had 41,852,053 shares of common stock outstanding held by 20 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a dermatology therapeutics company developing medications for skin diseases requiring medical intervention. We are primarily focused on developing clinician administered therapies in areas of high unmet need. Our current product pipeline consists of three product candidates: (i) VP-102, a propriety drug-device combination that contains a GMP-controlled formulation of cantharidin which is being developed for potential use in treating molluscum contagiosum, external genital warts and common warts, (ii) VP-315, an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, and (iii) VP-103, a second cantharidin based drug device combination for the potential treatment of plantar warts.

Our lead product candidate, VP-102, is initially being developed for the treatment of molluscum contagiosum, or molluscum, a highly contagious and primarily pediatric viral skin disease. There are currently no products approved by the U.S. Food and Drug Administration, or FDA, nor is there an established standard of care for any of these diseases, resulting in significant undertreated populations. Molluscum and common warts are two of the largest unmet needs in dermatology. VP-102 has the potential to be the first FDA-approved product for molluscum and for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity. In addition, our granted patents and pending patent applications include claims drawn to our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use.

In January 2019, we reported positive top-line results from our Phase 3 CAMP-1 and CAMP-2 pivotal trials with VP-102 for the treatment of molluscum. Both clinical trials evaluated the safety and efficacy of VP-102 compared to placebo. In each trial, we observed that a clinically and statistically significant proportion of subjects treated with VP-102 achieved complete clearance of all treatable molluscum lesions compared to subjects treated with placebo. VP-102 was well-tolerated in both trials, with no serious adverse events reported in VP-102 treated subjects. CAMP-1 was conducted under a special protocol assessment, or SPA, agreement with the FDA. Based on the results from these trials, we submitted a new drug application, or NDA, to the FDA for VP-102 for the treatment of molluscum in September 2019. In November 2019, we received notice that the FDA accepted the NDA for filing, with a Prescription Drug User Fee Act, or PDUFA, goal date of July 13, 2020. In July 2020, we received a Complete Response Letter, or CRL, from the FDA for our NDA. We resubmitted our NDA for VP-102 for the treatment of molluscum in December 2020. In February 2021, we received notice that the FDA accepted the resubmitted NDA for filing, with a PDUFA goal date of June 23, 2021 which was subsequently extended to September 23, 2021.

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of Sterling Pharmaceutical Services, or Sterling, a contract manufacturing organization, or CMO, which were unrelated to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific CMC deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve VP-102’s user interface. On November 5, 2021, we were notified that the inspection of Sterling has been classified as “voluntary action indicated”, or VAI, was closed and that the VAI classification will not directly negatively impact FDA’s assessment of our NDA regarding Sterling. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. In December 2021 the FDA acknowledged our resubmission of the NDA and assigned a PDUFA goal date of May 24, 2022.

On May 24, 2022, we announced that we received a CRL regarding our NDA for VP-102 from the FDA. The only deficiency listed in the CRL was related to the deficiencies identified at a general reinspection at a facility of Sterling that manufactured VP-102. Sterling received notice from the FDA on May 19, 2022 that as a result of the inspection, it is on "official action indicated", or OAI, status. This classification resulted from a week-long reinspection of Sterling conducted by the FDA in February 2022 but none of the issues identified by the FDA during the reinspection were specific to the manufacture of VP-102. We were also informed by the FDA that it had completed its review of our NDA and product label, there were no open questions on the NDA review, and the VP-102 label was ready to be communicated. On June 27, 2022 we held a Type A meeting with the FDA regarding the path forward for the resubmission and potential approval of the NDA for VP-102. During the Type A meeting the FDA indicated that it could not accept our NDA resubmission with Sterling listed as the primary manufacturer of the bulk solution for VP-102 if Sterling was on OAI status at the time of resubmission. Following the FDA’s commentary, we selected a new CMO partner to produce the bulk solution, Piramal Pharma Solutions, and the technology transfer process was completed in January 2023. On January 23, 2023 we resubmitted the NDA for VP-102 to the FDA. The FDA accepted our NDA resubmission on February 27, 2023 and assigned a PDUFA goal date of July 23, 2023.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts. Based on the results of the Phase 2 trial, we intend to initiate a Phase 3 trial of VP-102 for the treatment of external genital warts and to dose the first patient in the second half of 2024.

We also intend to develop our product candidate, VP-315, for the treatment of dermatological oncology indications. The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of VP-315 in Basal Cell Carcinoma in April 2022. The Phase 2 trial is a three-part, open-label, multicenter, dose-escalation, proof-of-concept study with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy of VP-315 when administered intratumorally to adults with biopsy-proven basal cell carcinoma. In Part 1 of the trial, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We expect to initiate Part 2 of the trial in the second quarter of 2023 and Part 3 of the trial in the second half of 2023.

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

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we are entitled to receive an up-front payment from Torii of $11.5 million. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue in the year ended December 31, 2022. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. We recognized collaboration revenue of $1.0 million for the year ended December 31, 2022 related to supplies and development activity pursuant to this agreement.

On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled collaboration revenue of $0.9 million and $0.1 million, respectively for the year ended December 31, 2022, related to supplies and development activity pursuant to this agreement.

In August 2020, we entered into an exclusive license agreement with Lytix Biopharma AS, or Lytix, pursuant to which we obtained a worldwide, license for certain technology of Lytix to develop VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma.

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

On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. We completed a follow-on public offering of our common stock in March 2021, generating net proceeds of $28.1 million after deducting underwriting discounts and other offering costs. In July 2022, we closed a second follow-on public offering in which we sold 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in total net proceeds of $26.9 million after deducting underwriting discounts and commissions, and offering expenses. In February 2023, we closed an underwritten offering of 750,000 shares of our common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in total net proceeds of $30.1 million, after deducting underwriting discounts and commissions, and offering expenses.

We believe that our existing cash and cash equivalents as of December 31, 2022, plus the net proceeds from the February 2023 offering of common stock and pre-funded warrants of $30.1 million will be sufficient to support our planned operations into the first quarter of 2024.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2022 and 2021, our net loss was $24.5 million and $35.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $163.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue our ongoing clinical program evaluating VP-315 for the treatment of basal cell carcinoma and potentially additional dermatological oncology indications;
•
initiate clinical trials evaluating VP-102 for the treatment of external genital warts;
•
continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts as well as initiate and complete additional clinical trials, as needed;
•
initiate clinical trials evaluating VP-103 for the treatment of plantar warts;

•
pursue regulatory approvals for VP-102 for the treatment of molluscum, and eventually for the treatment of external genital warts, common warts or any other indications we may pursue for VP-102, as well as for VP-103 or VP-315;
•
seek to discover and develop additional product candidates;
•
ultimately establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including VP-102, VP-315 and VP-103;
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

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

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

A summary of our significant accounting policies appears in the notes to our audited financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. However, we believe that the following accounting estimate is important to understanding and evaluating our reported financial results, and we have accordingly included it in this discussion.

Research and Development Costs

We rely on third parties to conduct our preclinical studies and clinical trials, and to provide services, including manufacturing of product in connection with the clinical trials. At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2022, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain exemptions, including exemptions from (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until December 31, 2023.

Components of Operating Results

Collaboration Revenue

We have not received any revenue from product sales since our inception. Collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan including VP-102.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of VP-102 in patients with external genital warts, VP-102 in patients with common warts, VP-315 for dermatological oncology indications,VP-103 in patients with plantar warts, and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

Cost of Collaboration Revenue

The costs of collaboration revenue consists of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Income Taxes

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $118.1 million and $120.7 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions.

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	Change
Collaboration revenue	$9,032	$12,000	$(2,968)
Expenses:
Research and development	12,198	15,929	(3,731)
General and administrative	17,405	26,979	(9,574)
Cost of collaboration revenue	725	—	725
Total expenses	30,328	42,908	(12,580)
Loss from operations	(21,296)	(30,908)	9,612
Other (expense) income:
Interest income	476	123	353
Interest expense	(2,172)	(4,295)	2,123
Loss on extinguishment of debt	(1,437)	—	(1,437)
Other expense	(58)	—	(58)
Total other expense, net	(3,191)	(4,172)	981
Net loss	$(24,487)	$(35,080)	$10,593

Collaboration Revenue

Collaboration revenue was $9.0 million for the year ended December 31, 2022, compared to $12.0 million for the year ended December 31, 2021. For the year ended December 31, 2022, we recognized an $8.0 million milestone payment and revenue of $1.0 million related to supplies and development activity. Pursuant to the exercise of the license option in March 17, 2021 per the Torii Agreement we recognized revenue of $12.0 million for the year ended December 31, 2021 comprised of an up-front payment of $0.5 million received in December 2020 and $11.5 million payment paid in April 2021.

Research and Development Expenses

Research and development expenses were $12.2 million for the year ended December 31, 2022, compared to $15.9 million for the year ended December 31, 2021. The decrease of $3.7 million was primarily attributable to decreased Chemistry, Manufacturing and Controls, or CMC, costs related to our development of VP-102 for molluscum and a decrease of $1.3 million related to payments made to Lytix upon the achievement of a regulatory milestones for VP-315 partially offset by increased clinical costs related to our on-going clinical trials for VP-315.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the years ended December 31, 2022 and 2021. We did not incur any research and development expense for VP-103 during the years ended December 31, 2022 or 2021.

	For the Year Ended December 31,
	2022	2021	Change
VP-102	$3,474	$6,174	$(2,700)
VP-315	2,955	3,825	(870)
Stock based compensation	1,460	1,513	(53)
Other unallocated expenses	4,309	4,417	(108)
Research and development expense	$12,198	$15,929	$(3,731)

General and Administrative Expenses

General and administrative expenses were $17.4 million for the year ended December 31, 2022, compared to $27.0 million for the year ended December 31, 2021. The decrease of $9.6 million was primarily driven by lower expenses related to pre-commercial activities for VP-102 and decreases in headcount, insurance, professional fees, and other operating costs.

Cost of Collaboration Revenue

Collaboration revenue costs were $0.7 million for the year ended December 31, 2022, compared to no costs for the year ended December 31, 2021. The cost of collaboration revenue during 2022 consisted of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income for the years ended December 31, 2022 and 2021 consisted of interest earned on our cash, cash equivalents and marketable securities. The increase of $0.4 million was primarily a result of higher interest rates.

Interest Expense

Interest expense for the year ended December 31, 2022 and 2021 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 11 to our financial statements. The decrease of $2.1 million was primarily a result of the voluntary repayment of the Mezzanine Loan Agreement on July 11, 2022.

Loss on Extinguishment of Debt

For the year ended December 31, 2022, we recognized a $1.4 million loss on debt extinguishment which was made up entirely of non-cash unamortized debt issuance costs as a result of the voluntary repayment of the Mezzanine Loan Agreement on July 11, 2022.

Results of Operations for Years Ended December 31, 2021 and 2020

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 3, 2022.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock, the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and most recently, $28.1 and $26.9 million in net proceeds from issuance of common stock in follow-on offerings in March 2021 and July 2022, respectively, and $20.0 million from the Torii Agreement. In February 2023, we closed an underwritten offering of 750,000 shares of our common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in total net proceeds of $30.1 million, after deducting underwriting discounts and commissions, and offering expenses.

As of December 31, 2022, we had cash and cash equivalents of $34.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

In addition, we have an operating lease for office space in West Chester with obligations through September 1, 2027 of $1.8 million including imputed interest.

Indebtedness

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(18,650)	$(27,582)
Net cash provided by (used in) investing activities	54,041	(998)
Net cash (used in) provided by financing activities	(16,870)	33,646
Net increase in cash and cash equivalents	$18,521	$5,066

Operating Activities

During the year ended December 31, 2022, operating activities used $18.7 million of cash, primarily resulting from a net loss of $24.5 million and noncash stock-based compensation of $5.0 million and non-cash interest expense of $0.4 million. Net cash used in operating assets and liabilities of $0.7 million consisted primarily of an increase in license receivable of $0.5 million partially offset by a decrease in accounts payable and accrued expenses of $0.2 million.

During the year ended December 31, 2021, operating activities used $27.6 million of cash, primarily resulting from a net loss of $35.1 million and noncash stock-based compensation of $6.1 million and non-cash interest expense of $1.4 million. Net cash used in operating assets and liabilities of $0.5 million consisted primarily of an decrease in deferred revenue of $0.5 million, and a decrease in prepaid expenses and operating lease liability partially offset by an increase in accounts payable and accrued expenses of $0.7 million.

Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities was related to the sales and maturities of marketable securities of $59.0 million partially offset by purchases of marketable securities of $4.5 million and purchases of property and equipment of $0.3 million.

During the year ended December 31, 2021, net cash used in investing activities was related to the purchase of marketable securities of $68.9 million and purchases of property and equipment of $0.9 million, partially offset by the sales and maturities of marketable securities of $69.0 million.

Financing Activities

During the year ended December 31, 2022, net cash used in financing activities was $16.9 million, which was primarily related to the voluntary repayment of outstanding debt of $43.8 million partially offset by proceeds from issuance of common stock, net of issuance costs of $26.9 million.

During the year ended December 31, 2021, net cash provided by financing activities was $33.6 million, which was primarily related to the proceeds from issuance of common stock, net of issuance costs of $28.1 million and proceeds from debt, net of issuance costs of $5.0 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of December 31, 2022, plus the net proceeds from the February 2023 offering of common stock and pre-funded warrants of $30.1 million will be sufficient to support our planned operations into the first quarter of 2024. Our future capital requirements will depend on many factors, including:

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

Other Contractual Obligations and Commitments

On August 7, 2020, we entered into an exclusive license agreement, or the Lytix Agreement, with Lytix, pursuant to which we obtained a worldwide, exclusive, royalty-bearing license, with the right to sublicense, for certain technology of Lytix to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import and otherwise commercialize VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma. Our right to manufacture the active pharmaceutical ingredient is limited to certain instances, and Lytix is obligated to manufacture and supply our clinical and commercial needs for such active pharmaceutical ingredient. We are obligated to use commercially reasonable efforts to develop and to commercialize the product, which development and commercialization will be overseen by a joint steering committee. Lytix has agreed not to pursue any products in the field of dermatology other than VP-315 for use in metastatic melanoma and metastatic Merkel cell carcinoma. Lytix has granted us an exclusive option to negotiate for an exclusive license for use of VP-315 in additional dermatological indications.

In connection with entering the Lytix Agreement, we made an initial payment of $250,000 and additional payments of $3.3 million upon the achievement by Lytix of certain regulatory milestones. Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of U.S. Treasury securities, asset-backed securities, and commercial paper. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 100 basis point change in market interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States, including in China, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Verrica Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 6, 2023

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$34,273	$15,752
Marketable securities	—	54,602
Collaboration revenue receivable	388	—
Unbilled collaboration revenue receivable	99	—
Prepaid expenses and other assets	4,355	3,974
Total current assets	39,115	74,328
Property and equipment, net	3,887	3,894
Operating lease right-of-use asset	1,443	1,608
Other non-current assets	276	295
Total assets	$44,721	$80,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$507	$845
Accrued expenses and other current liabilities	2,655	3,266
Operating lease liability	297	245
Financing lease liability	—	6
Debt, net	—	41,693
Total current liabilities	3,459	46,055
Operating lease liability	1,229	1,449
Financing lease liability	—	16
Total liabilities	4,688	47,520
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 41,199,197 shares issued and 41,094,053 shares outstanding as of December 31, 2022; 27,624,197 shares issued and 27,519,053 shares outstanding as of December 31, 2021	4	3
Treasury stock, at cost, 105,144 shares as of December 31, 2022 and 2021	—	—
Additional paid-in capital	203,482	171,597
Accumulated deficit	(163,453)	(138,966)
Accumulated other comprehensive loss	—	(29)
Total stockholders’ equity	40,033	32,605
Total liabilities and stockholders’ equity	$44,721	$80,125

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021
Collaboration revenue	$9,032	$12,000
Expenses:
Research and development	12,198	15,929
General and administrative	17,405	26,979
Cost of collaboration revenue	725	—
Total expenses	30,328	42,908
Loss from operations	(21,296)	(30,908)
Other (expense) income:
Interest income	476	123
Interest expense	(2,172)	(4,295)
Loss on extinguishment of debt	(1,437)	—
Other expense	(58)	—
Total other expense, net	(3,191)	(4,172)
Net loss	$(24,487)	$(35,080)
Net loss per share, basic and diluted	$(0.72)	$(1.30)

Weighted-average common shares outstanding, basic and diluted	34,163,437	27,044,462

Net loss	$(24,487)	$(35,080)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	29	(30)
Comprehensive loss	$(24,458)	$(35,110)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Accumulated	Total
			Additional		Treasury		Other	Stockholders’
	Common Stock		PaidIn	Accumulated	Stock		Comprehensive	Equity
	Shares Issued	Amount	Capital	Deficit	Shares	Cost	income (Loss)
Balance as of December 31, 2020	25,546,257	$3	$136,868	$(103,886)	105,144	$—	$1	$32,986
Stock-based compensation	—	—	6,053	—	—	—	—	6,053
Issuance of common stock, net of issuance costs	2,033,899	—	28,118	—	—	—	—	28,118
Exercise of stock options	44,041	—	558	—	—	—	—	558
Net loss	—	—	—	(35,080)	—	—	—	(35,080)
Unrealized loss on marketable securities	—	—	—	—	—	—	(30)	(30)
Balance as of December 31, 2021	27,624,197	3	171,597	(138,966)	105,144	—	(29)	32,605
Stock-based compensation	—	—	4,985	—	—	—	—	4,985
Issuance of common stock, net of issuance costs	13,575,000	1	26,900	—	—	—	—	26,901
Net loss	—	—	—	(24,487)	—	—	—	(24,487)
Unrealized gain on marketable securities	—	—	—	—	—	—	29	29
Balance as of December 31, 2022	41,199,197	$4	$203,482	$(163,453)	105,144	$—	$—	$40,033

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(24,487)	$(35,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,985	6,053
Amortization of premiums on marketable securities	108	66
Depreciation expense	454	244
Noncash interest expense	383	1,442
Amortization of operating lease right-of-use asset	264	228
Loss on extinguishment of debt	1,437	—
Gain on lease termination	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(456)	(543)
Collaboration revenue receivable, billed and unbilled	(487)	—
Accounts payable	(338)	497
Accrued expenses and other current liabilities	(255)	208
Deferred revenue	—	(500)
Operating lease liability	(264)	(197)
Net cash used in operating activities	(18,650)	(27,582)
Cash flows from investing activities
Purchases of marketable securities	(4,485)	(68,914)
Sales and maturities of marketable securities	59,008	69,000
Purchases of property and equipment	(302)	(883)
Deposits	(180)	(201)
Net cash provided by (used in) investing activities	54,041	(998)
Cash flows from financing activities
Proceeds from exercise of stock options	—	558
Proceeds from issuance of common stock, net of issuance costs	26,901	28,118
Proceeds from issuance of debt, net of issuance costs	—	4,975
Debt issuance costs	(17)	—
Repayment of debt	(43,750)	—
Repayment of financing lease	(4)	(5)
Net cash (used in) provided by financing activities	(16,870)	33,646
Net increase in cash and cash equivalents	18,521	5,066
Cash and cash equivalents at the beginning of the year	15,752	10,686
Cash and cash equivalents at the end of the year	$34,273	$15,752

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$167	$255
Right-of-use asset obtained in exchange for lease obligation	$99	$—
Change in unrealized loss on marketable securities	$29	$(30)
Cash paid for interest	$1,789	$2,850

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Financial Statements

Note 1—Organization and Description of Business Operations

Verrica Pharmaceuticals Inc. (the “Company”) was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a dermatology therapeutics company developing medications for skin diseases requiring medical intervention.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of December 31, 2022, the Company had an accumulated deficit of $163.5 million. On March 17, 2021, the Company entered into the Torii Agreement (as defined in Note 13), pursuant to which the Company received an upfront payment from Torii Pharmaceutical Co., Ltd. ("Torii") of $11.5 million in April 2021 and an $8.0 million milestone payment in August 2022. On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions, and offering expenses. In July 2022, the Company sold 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in cumulative net proceeds of $26.9 million after deducting underwriting discounts and commissions, and offering expenses. On February 23, 2023 the Company sold 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant resulting in net proceeds of $30.1 million after deducting underwriting discounts and commissions, and offering expenses of approximately $2.3 million (see Note 14).

In March 2020, the Company entered into a mezzanine loan and security agreement (the “Mezzanine Loan Agreement”), with Silicon Valley Bank, as administrative agent and collateral agent (the “Agent”), and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, (the “Mezzanine Lenders”), pursuant to which the Company borrowed (i) $35.0 million in March 2020 and (ii) $5.0 million on March 1, 2021. On July 11, 2022, the Company voluntarily repaid in full the debt outstanding under the Mezzanine Loan Agreement (see Note 11).

The Company believes its cash, and cash equivalents of $34.3 million as of December 31, 2022 plus the net proceeds from the February 2023 offering of common stock and pre-funded warrants of $30.1 million will be sufficient to support the Company’s planned operations into the first quarter of 2024. Substantial additional financing will be needed by the Company to fund its operations. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales of VP-102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

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

The Company has been actively monitoring the novel coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the years ended December 31, 2022 and 2021, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

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

The Company classifies its marketable securities as “available-for-sale”, pursuant to ASC 320, Investments—Debt and Equity Securities, carries them at fair market value and classifies them as current assets on its balance sheets. There were no marketable securities as of December 31, 2022. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive gain or loss included in stockholders’ equity.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight line method over the expected useful life of the asset, after the assets are placed in service.

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be recognized if the carrying value of the asset exceeds its fair value. Fair value is generally determined using discounted cash flows. No impairment losses have been recorded during the years ended December 31, 2022 or 2021. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

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

Collaboration Revenues

The Company’s revenues have been solely generated through its licensing and collaboration arrangements. The terms of the arrangements typically include payments to the Company of one or more of the following: nonrefundable, up-front license fees: regulatory and commercial milestone payments; payments for manufacturing supply services; materials shipped to support development; and royalties on net sales of licensed products.

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

Manufacturing Supply and Research Services: Arrangements that include a promise for supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If not, the supply services are recognized as collaboration revenue as the Company provides the services.

The Company receives payments from its licensees based on schedules established in each contract. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. See Note 13 for a full discussion of the Company’s collaboration arrangements.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. For the years ended December 31, 2022 and 2021, comprehensive loss includes net loss and unrealized gain (loss) on marketable securities.

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

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and dilutive net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2022	2021
Shares issuable upon exercise of stock options	3,932,779	3,443,817
Non-vested shares under restricted stock grants	425,000	425,000
Total	4,357,779	3,868,817

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard becomes effective for the Company on January 1, 2024, and is not expected to have a material impact on the Company’s financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for the Company as of January 1, 2023 and will not have a material impact on the Company's financial statements and related disclosures.

Note 3—Investments in Marketable Securities

Investments in marketable securities consist of the following: (in thousands):

	As of December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$15,272	$—	$(15)	$15,257
Commercial paper	28,980	—	—	28,980
Asset-backed securities	10,379	—	(14)	10,365
Total marketable securities	$54,631	$—	$(29)	$54,602

The Company did not have marketable securities as of December 31, 2022. Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains (losses) are included in interest income (expense) in the statement of operations and comprehensive loss on a specific identification basis. The Company recorded nominal realized gains and losses during the years ended December 31, 2022 and 2021. The Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value during the years ended December 31, 2022 or 2021.

Accretion of bond discount and premium on marketable securities and interest income on marketable securities is recorded as interest income on the statement of operations and comprehensive loss.

There were no marketable securities with a maturity of greater than one year at December 31, 2021.

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

The following tables presents fair value by level in accordance with ASC 820 (see Note 2) of the Company’s marketable securities (in thousands):

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$15,257	$—	$—	$15,257
Commercial paper	—	28,980	—	28,980
Asset-backed securities	—	10,365	—	10,365
Total	$15,257	$39,345	$—	$54,602

Note 4—Property and Equipment

Property and equipment, net consists of (in thousands):

	As of December 31,
	2022	2021
Machinery and equipment	$1,392	$737
Office furniture and fixtures	303	303
Office equipment	301	301
Leasehold improvements	54	49
Automobiles	—	27
Construction in process	2,536	2,731
	4,586	4,148
Accumulated depreciation	(699)	(254)
Total property and equipment, net	$3,887	$3,894

Depreciation expense for the years ended December 31, 2022 and 2021 was $454,000 and $244,000, respectively.

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that will be placed into service for commercial manufacturing upon future regulatory product approval.

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

For each of the years ended December 31, 2022 and 2021, the Company incurred expenses under the SA of $60,000, of which $36,000 were included in general and administrative expenses, and $24,000 were included in research and development expenses.

As of December 31, 2022 and 2021, the Company had no payables due to PBM and its affiliates.

On September 8, 2022, the Company entered into a clinical service agreement with Clinical Enrollment LLC which is controlled by Bryan Manning, the son of Paul B. Manning, who is the current chairman of the Company's Board of Directors. Paul B. Manning along with certain entities affiliated with Mr. Manning, are the Company's largest shareholder on a collective basis. Pursuant to the clinical service agreement, Clinical Enrollment LLC may provide recruiting support services for the Company's VP-315 clinical trial. No fees will be due under the agreement until a minimum number of patients are enrolled in the clinical trial by the vendor. When the minimum enrollments are met, compensation will include a $35 thousand development fee for the production of media, video, and web content to support the recruitment services and a $15 thousand fee per eligible patient enrolled in the trial. For the year ended December 31, 2022 the Company incurred expenses of $30,000 related to the video production which was included in research and development expense and recognized as an outstanding payable as of December 31, 2022.

Note 6—Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Compensation and related costs	$1,399	$1,667
Clinical trials and drug development	974	613
Construction in process	167	131
Professional fees	58	406
Machinery and equipment	57	124
Interest expense	—	250
Other accrued expenses and other current liabilities	—	75
Total accrued expenses and other current liabilities	$2,655	$3,266

Note 7—Commitments and Contingencies

Litigation

On June 6, 2022, plaintiff Kranthi Gorlamari, or Gorlamari, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors (“Defendants”). Gorlamari filed an amended complaint on January 12, 2023. The amended complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. The litigation is still in the early stages, and the Company intend to vigorously defend itself against these allegations.

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

During 2022 and 2021, the Company executed a purchase order pursuant to which the Company agreed to purchase $0.7 million and $0.8 million, respectively of crude cantharidin material and made prepayments of $0.7 million and $0.8 million in each year against the purchase orders. As of December 31, 2022, the Company has not received the shipments for the purchases during 2022 and 2021. As of December 31, 2022 and 2021 the balance sheet reflects prepaid expense of $1.5 million and $0.8 million, respectively.

Note 8—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of each of December 31, 2022 and 2021. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

On March 25, 2021, the Company closed a follow-on public offering in which it sold 2,033,899 shares of common stock at a public offering price of $14.75 per share, resulting in net proceeds of $28.1 million after deducting underwriting discounts and commissions, and offering expenses. In July 2022, the Company sold a total of 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in net proceeds of $26.9 million after deducting underwriting discounts and commissions, and offering expenses.

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

The 2018 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2018 Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company initially reserved 3,738,199 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2022, 3,108,393 shares were available for grant under the 2018 Plan.

Stock Options

The Company’s employee and non-employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2022 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2026, are nontransferable, and have term expiration dates set to expire through 2032.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2022 and 2021 to estimate the fair value of employee and non-employee stock option awards:

	For the Year Ended December 31,
	2022	2021
Exercise price	$2.15 - $8.48	$9.26 - $15.10
Risk-free rate of interest	1.67% - 4.36%	0.76% - 1.24%
Expected term (years)	5.3 - 6.0	6
Expected stock price volatility	86.58% - 95.10%	87.14% - 89.39%
Dividend yield	—	—
Weighted average grant date fair value	$5.23	$9.72

The following table summarizes the Company’s employee and non-employee stock option activity under the 2013 Plan and 2018 Plan for the years ended December 31, 2022 and 2021:

			Weighted average
	Number of	Weighted average	remaining contractual	Aggregate intrinsic
	shares	exercise price	life (in years)	value
Outstanding as of December 31, 2020	2,901,908	$9.57
Options granted	1,222,786	13.28
Exercised	(44,041)	12.67
Forfeited	(462,617)	13.87
Expired	(174,219)	13.84
Outstanding as of December 31, 2021	3,443,817	10.05
Options granted	1,137,936	6.86
Exercised	—	—
Forfeited	(468,335)	10.23
Expired	(180,639)	12.65
Outstanding as of December 31, 2022	3,932,779	$8.99	7.3	$173,604
Options vested and exercisable as of December 31, 2022	2,272,105	$9.08	6.3	$122,193

The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the years ended December 31, 2022 and 2021 was $5.23 and $9.72, respectively. As of December 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $9.1 million, which the Company expects to recognize over a weighted-average period of 2.4 years.

Restricted Stock

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units to its executive officers. The restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date. No compensation expenses has been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of December 31, 2022. As of December 31, 2022 the total unrecognized compensation expense related to the restricted stock was $5.0 million.

The following table summarizes the activity related to the restricted stock awards:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested as of December 31, 2020	475,000	$11.74
Forfeitures	(50,000)	12.29
Non-vested as of December 31, 2021	425,000	11.68
Non-vested as of December 31, 2022	425,000	$11.68

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations for the years ended December 31, 2022 and 2021 as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Research and development	$1,460	$1,513
General and administrative	3,525	4,540
Total stock-based compensation	$4,985	$6,053

Note 10—Leases

The Company leases 11,201 square feet of office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense.

The Company leases office space in Scotch Plains, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and expires on April 30, 2025. Base rent over the initial term is approximately $104,000. During the year ended December 31, 2022, the Company recognized a right-of-use asset of $99,000 and a lease liability of $95,000.

In July 2022, the Company terminated an auto lease and recognized a $6 thousand gain in other income in the statement of operations resulting from the early termination.

The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Finance lease cost
Amortization ROU assets	$4	$5
Operating lease
Operating lease costs	$369	$346
Short-term lease costs	7	21
Total operating lease	$376	$367

Maturities of the Company’s operating leases, excluding short-term leases as of December 31, 2022 are as follows (in thousands):

December 31, 2022
Operating
2023	383
2024	392
2025	372
Thereafter	613
Total lease payments	1,760
Less imputed interest	(234)
Lease liability	$1,526

The remaining term of the Company’s operating leases was 4.6 years and the discount rate used to measure the present value of the Company’s operating lease liabilities was 6.25% as of December 31, 2022.

Note 11–Debt

On March 10, 2020 (the “Effective Date”), the Company entered into (i) the Mezzanine Loan Agreement with the Agent, and the Mezzanine Lenders, pursuant to which the Mezzanine Lenders have agreed to lend the Company up to $50.0 million in a series of term loans, and (ii) a loan and security agreement (the “Senior Loan Agreement”, and together with the Mezzanine Loan Agreement, the “Loan Agreements”) with Silicon Valley Bank, as lender (the “Senior Lender”, and together with the Mezzanine Lenders, the “Lenders”), pursuant to which the Senior Lender has agreed to provide the Company with a revolving line of credit of up to $5.0 million. Upon entering into the Loan Agreements, the Company borrowed $35.0 million in term loans from the Mezzanine Lenders (the “Term A Loan”). The Company entered into amendments to the Loan Agreements in October 2020 under which the Company borrowed an additional $5.0 million in term loans (the “Term B1 Loan”), on March 1, 2021. The Company incurred debt issuance costs of $4.3 million, including the final payment fee of $3.8 million related to the Term A Loan and Term B1 Loan.

On July 11, 2022, the Company voluntarily repaid the entire debt balance in full of $43.8 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of the Company’s outstanding debt obligations under the Loan Agreements. The Company did not incur any prepayment penalties in connection with the repayment of the Loan Agreements, which had a scheduled maturity of March 1, 2024. The prepayment was made in full using restricted cash of $40.0 million, which was set aside as cash collateral in a March 2022 amendment to the Mezzanine Loan Agreement, as well as cash on hand of $3.8 million for the final payment fee. For the year ended December 31, 2022, the Company recognized a $1.4 million loss on debt extinguishment which was made up entirely of non-cash unamortized debt issuance costs.

For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $2.2 million and $4.3 million, respectively, of which $0.6 million and $1.4 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

Note 12–Income Taxes

There is no provision for income taxes as the Company has incurred operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Tax computed at statutory federal income tax rate	$(5,142)	$(7,367)
State taxes, net of federal benefit	(955)	(2,697)
Permanent items	251	282
R&D credits	(235)	26
Change in tax rate	4,637	—
Other	127	205
Change in valuation allowance	1,317	9,551
Income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$29,771	$31,514
Share-based compensation	3,704	3,321
Tax credits	2,615	2,380
Sec. 174 capitalization	2,465	—
Amortization	780	678
Accrued compensation	345	479
Lease liabilities	383	497
Other	70	16
Total deferred tax assets	40,133	38,885
Less valuation allowance	(39,732)	(38,414)
Deferred tax asset, net of valuation allowance	401	471
Deferred tax liabilities:
Right-of-use assets	(362)	(466)
Fixed assets	(39)	(5)
Total deferred tax liabilities	(401)	(471)
Net deferred tax assets	$—	$—

The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $118.1 million and $120.7 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. As of December 31, 2022, the Company had federal and state research and development carryforwards of $2.6 million. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards may be limited. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

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

Pursuant to the Torii Agreement, the Company received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue in the statement of operations for the year period ended December 31, 2022. Additionally, the Company is entitled to receive from Torii an additional $50 million in aggregate payments from Torii contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized billed and unbilled collaboration revenue of $0.9 million and $0.1 million for the year ended December 31, 2022, respectively related to supplies and development activity pursuant to this agreement.

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in May 2022 and February 2021, the Company paid Lytix a one-time $1.0 million and $2.3 million payment, respectively upon the achievement by Lytix of a regulatory milestone. The $1.0 and $2.3 million payments were recognized in research and development expense in the statement of operations for the years ended December 31, 2022 and 2021, respectively. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

Note 14–Subsequent Event

On February 23, 2023, the Company closed an underwritten offering of 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant. The offering was substantially led by one healthcare dedicated fund. The gross proceeds from the offering to the Company were approximately $32.5 million, before deducting underwriting discounts and commissions, and offering expenses of approximately $2.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There has been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

10.1

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 20, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.2+

2013 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.3+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.4+

2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.5+

Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice, and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.6+

Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.7

Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of December 2, 2015, as amended on March 29, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.8#

Supply Agreement, by and between the Registrant and Funing County Development Brucea Javanica Professional Cooperatives, dated as of July 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 7, 2018)

10.9

Second Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 7, 2019).

10.10

Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 1, 2019).

10.11+

Employment Agreement, by and between the Registrant and P. Terence Kohler, dated as of July 16, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 11, 2021).

10.12

Third Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of October 1, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 6, 2019).

10.13+

Amended and Restated Employment Agreement, by and between the Registrant and Ted White, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

10.14+

Amended and Restated Employment Agreement, by and between the Registrant and Joe Bonaccorso, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

10.15

First Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of March 12, 2020 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2020).

10.16

Second Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 5, 2020).

10.17*

Exclusive License Agreement, by and between the Registrant and Lytix Biopharma AS, dated as of August 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2020).

10.18+

Employment Agreement by and between the Registrant and Gary Goldenberg, dated as of August 1, 2020 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.19+

.Employment Agreement, by and between the Registrant and Christopher Hayes, dated as of February 27, 2020 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.20*

Collaboration and License Agreement, by and between the Company and Torii Pharmaceutical Co., Ltd., dated March 17, 2021 (incorporated herein by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2021).

10.21+

Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board as of February 24, 2022 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.22

Open Market Sale AgreementSM between the Registrant and Jefferies LLC, dated November 7, 2022 (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268229), filed with the Securities and Exchange Commission on November 7, 2022).

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

VERRICA PHARMACEUTICALS INC.

	By:	/s/ Ted White
March 6, 2023		Ted White President and Chief Executive Officer

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

Signature	Title	Date

/s/ Ted White Ted White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2023

/s/ P. Terence Kohler, Jr P. Terence Kohler, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2023

/s/ Paul B. Manning Paul B. Manning	Chairman of the Board of Directors	March 6, 2023

/s/ Sean Stalfort Sean Stalfort	Director	March 6, 2023

/s/ Craig Ballaron Craig Ballaron	Director	March 6, 2023

/s/ Mark Prygocki Mark Prygocki	Director	March 6, 2023

/s/ Lawrence Eichenfield Lawrence Eichenfield	Director	March 6, 2023
/s/ Diem Nguyen
Diem Nguyen	Director	March 6, 2023