Form 10-Q
period 2023-03-31
Verrica Pharmaceuticals Inc.
filed 2023-05-09
CIK 1660334

28

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2023, the registrant had 41,957,197 shares of common stock, $0.0001 par value per share, outstanding.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Philadelphia, PA

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$59,952	$34,273
Collaboration revenue receivable	—	388
Unbilled revenue receivable	56	99
Prepaid expenses and other assets	3,089	4,355
Total current assets	63,097	39,115
Property and equipment, net	3,801	3,887
Operating lease right-of-use asset	1,372	1,443
Other non-current assets	369	276
Total assets	$68,639	$44,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575	$507
Accrued expenses and other current liabilities	1,766	2,655
Operating lease liability	302	297
Total current liabilities	2,643	3,459
Operating lease liability	1,150	1,229
Total liabilities	3,793	4,688
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 41,957,197 shares issued and 41,852,053 shares outstanding as of March 31, 2023 and 41,199,197 shares issued and 41,094,053 shares outstanding as of December 31, 2022	4	4
Treasury stock, at cost, 105,144 shares as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	234,884	203,482
Accumulated deficit	(170,042)	(163,453)
Total stockholders’ equity	64,846	40,033
Total liabilities and stockholders’ equity	$68,639	$44,721

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Collaboration revenue	$37	$431
Operating expenses:
Research and development	2,739	2,445
General and administrative	4,319	5,118
Cost of collaboration revenue	68	278
Total operating expenses	7,126	7,841
Loss from operations	(7,089)	(7,410)
Other income (expense):
Interest income	500	22
Interest expense	—	(1,082)
Total other income (expense), net	500	(1,060)
Net loss	$(6,589)	$(8,470)

Net loss per share, basic and diluted	$(0.15)	$(0.31)
Weighted average common shares outstanding, basic and diluted	43,023,379	27,519,053

Net loss	$(6,589)	$(8,470)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(33)
Comprehensive loss	$(6,589)	$(8,503)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
							Other	Total
	Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Loss	Equity
January 1, 2023	41,199,197	$4	$203,482	$(163,453)	105,144	$—	$—	$40,033
Stock-based compensation	—	—	1,094	—	—	—	—	1,094
Issuance of common stock and pre-funded warrants, for the purchase of common stock, net of issuance costs	750,000	—	30,301	—	—	—	—	30,301
Exercise of stock options	8,000	—	7	—	—	—	—	7
Net loss	—	—	—	(6,589)	—	—	—	(6,589)
March 31, 2023	41,957,197	$4	$234,884	$(170,042)	105,144	$—	$—	$64,846

January 1, 2022	27,624,197	$3	$171,597	$(138,966)	105,144	$—	$(29)	$32,605
Stock-based compensation	—	—	1,316	—	—	—	—	1,316
Net loss	—	—	—	(8,470)	—	—	—	(8,470)
Unrealized loss on marketable securities	—	—	—	—	—	—	(33)	(33)
March 31, 2022	27,624,197	$3	$172,913	$(147,436)	105,144	$—	$(62)	$25,418

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,589)	$(8,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,094	1,316
Amortization of premiums on marketable securities	—	49
Depreciation expense	131	98
Non cash interest expense	—	300
Reduction in operating lease right-of-use asset	71	60
Changes in operating assets and liabilities:
Collaboration revenue receivable, billed and unbilled	431	(431)
Prepaid expenses and other assets	1,266	537
Accounts payable	14	(314)
Accrued expenses and other current liabilities	(934)	(1,425)
Operating lease liability	(74)	(60)
Net cash used in operating activities	(4,590)	(8,340)
Cash flows from investing activities
Sales and maturities of marketable securities	—	47,508
Purchases of marketable securities	—	(4,485)
Purchases of property and equipment	(11)	(5)
Deposits	—	(5)
Net cash (used in) provided by investing activities	(11)	43,013
Cash flows from financing activities
Proceeds from exercise of stock options	7	—
Equity issuance costs	(28)	—
Debt issuance costs	—	(17)
Repayment of finance lease	—	(1)
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	30,301	—
Net cash provided by (used in) financing activities	30,280	(18)
Net increase in cash, cash equivalents and marketable securities	25,679	34,655
Cash, cash equivalents and marketable securities at the beginning of the period	34,273	15,752
Cash, cash equivalents and marketable securities at the end of the period	$59,952	$50,407

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$34	$459
Change in unrealized loss on marketable securities	$—	$(33)
Cash paid for interest	$—	$725

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, the Company had an accumulated deficit of $170.0 million. On March 17, 2021, the Company entered into the Torii Agreement (as defined in Note 10), pursuant to which the Company received an upfront payment from Torii of $11.5 million in April 2021 and an $8.0 million milestone payment in August 2022. In July 2022, the Company sold 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in cumulative net proceeds of $26.9 million after deducting underwriting discounts and commissions, and offering expenses. In February 2023 the Company closed an underwritten offering of 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant resulting in net proceeds of $30.3 million after deducting underwriting discounts and commissions, and offering expenses of approximately $2.2 million (see Note 7).

In March 2020, the Company entered into a mezzanine loan and security agreement (the “Mezzanine Loan Agreement”), with Silicon Valley Bank, as administrative agent and collateral agent (the “Agent”), and Silicon Valley Bank and West River Innovation Lending Fund VIII, L.P., as lenders, (the “Mezzanine Lenders”), pursuant to which the Company borrowed (i) $35.0 million in March 2020 and (ii) $5.0 million on March 1, 2021. On July 11, 2022, the Company voluntarily repaid in full the debt outstanding under the Mezzanine Loan Agreement (see Note 6).

The Company believes its cash, and cash equivalents of $60.0 million as of March 31, 2023 will be sufficient to support the Company’s planned operations into the first quarter of 2024. Substantial additional financing will be needed by the Company to fund its operations. The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales of VP-102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in its Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has been actively monitoring the coronavirus (“COVID-19”) pandemic and its impact globally. Management believes the financial results for the year ended December 31, 2022 and the three months ended March 31, 2023, were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements, travel restrictions and any other regulations imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Significant Accounting Policies

Collateral Cash

Cash and cash equivalents at March 31, 2023 includes a cash deposit of $150,000 with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in February 2023 (Note 7). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net loss per share excludes the potential impact of common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of March 31,
	2023	2022
Shares issuable upon exercise of stock options	4,722,082	3,768,955
Non-vested shares under restricted stock grants	1,123,000	425,000
Total	5,845,082	4,193,955

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted this guidance on January 1, 2023 and its adoption did not have an impact on the Company's financial statements and related disclosures.

Note 3—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2023	2022
Machinery and equipment	$1,403	$1,392
Office furniture and fixtures	303	303
Office equipment	301	301
Leasehold improvements	54	54
Construction in process	2,570	2,536
	4,631	4,586
Accumulated depreciation	(830)	(699)
Total property and equipment, net	$3,801	$3,887

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that will be placed into service for commercial manufacturing upon future regulatory product approval.

Note 4—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Clinical trials and drug development	$634	$974
Compensation and related costs	538	1,399
Professional fees	360	58
Construction in process	167	167
Machinery and equipment	57	57
Other accrued expenses and other current liabilities	10	—
Total accrued expenses and other current liabilities	$1,766	$2,655

Note 5—Leases

The Company leases office space in West Chester, Pennsylvania that serves as the Company’s headquarters under an agreement classified as an operating lease. The initial term will expire on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense.

The Company leases office space in Scotch Plains, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and expires on April 30, 2025. Base rent over the initial term is approximately $104,000.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization ROU assets	$—	$2
Total finance lease costs	—	$2
Operating lease:
Operating lease costs	$86	$85
Short-term lease costs	—	8
Total operating lease expense	$86	$93

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of March 31, 2023 are as follows (in thousands):

Three months ended
March 31, 2023
Operating
2023 (remaining 9 months)	$288
2024	392
2025	372
Thereafter	613
Total lease payments	1,665
Less imputed interest	(213)
Lease liability	$1,452

The remaining term of the Company’s operating leases was 4.3 years and the discount rate used to measure the present value of the Company’s operating lease liabilities at inception was 6.25%.

Note 6—Debt

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

Note 7—Stockholders Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of March 31, 2023 and December 31, 2022. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

Underwritten public offering

In February 2023, the Company closed an underwritten offering of 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in net proceeds of $30.3 million after deducting underwriting discounts and commissions, and offering expense. The pre-funded warrants will not expire and are exercisable in cash or by means of a cashless exercise.

Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Research and development	$258	$417
General and administrative	836	899
Total stock-based compensation	$1,094	$1,316

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2022	3,932,779	$8.99
Granted	848,000	7.58
Exercised	(8,000)	0.90
Forfeited	(50,697)	11.61
Expired	—	—
Outstanding as of March 31, 2023	4,722,082	$8.72	7.5	$1,233,995
Options vested and exercisable as of March 31, 2023	2,557,179	$9.08	6.1	$422,875

As of March 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $12.9 million, which the Company expects to recognize over a weighted-average period of 2.91 years.

Restricted Stock

In November 2019 and August 2020 the Company granted 300,000 and 250,000 restricted stock units, respectively, to its executive officers. These restricted stock units vest 50% upon receipt of regulatory approval of the Company’s new drug application for VP-102 for the treatment of molluscum (the “Approval Date”) and 50% shall vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

In March 2023, the Company granted 698,000 restricted stock units to executive officers and employees. These restricted stock units vest 50% upon the first commercial sale, following approval by the FDA, of VP-102 (the "First Sale Date") and 50% shall vest on the one year anniversary of the First Sale Date subject to the holders’ continuous service through each applicable date.

As of March 31, 2023, 1,123,000 restricted stock units were outstanding.

The following is a summary of changes in the status of non-vested RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2022	425,000	$11.68
Granted	698,000	7.58
Forfeited	—	—
Nonvested as of March 31, 2023	1,123,000	$9.13

No compensation expense has been recognized for these nonvested restricted stock units as these shares are performance based and the triggering event was not determined to be probable as of March 31, 2023. As of March 31, 2023, the total unrecognized compensation expense related to the restricted stock units was $10.3 million.

Note 8—Related Party Transactions

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

For each of the three months ended March 31, 2023 and 2022, the Company incurred expenses under the SA of $15,000 of which $9,000 were included in general and administrative expenses, and $6,000 were included in research and development expenses.

As of March 31, 2023, the Company had $5,000 of outstanding payables due to PBM and its affiliates.

On September 8, 2022, the Company entered into a clinical service agreement with Clinical Enrollment LLC which is controlled by Bryan Manning, the son of Paul B. Manning, who is the current chairman of the Company's Board of Directors. Paul B. Manning along with certain entities affiliated with Mr. Manning, are the Company's largest shareholder on a collective basis. Pursuant to the clinical service agreement, Clinical Enrollment LLC may provide recruiting support services for the Company's VP-315 clinical trial. No fees will be due under the agreement until a minimum number of patients are enrolled in the clinical trial by the vendor. Compensation of $30,000 was recognized during the year ended December 31,2022 for the development and production fee of media, video, and web to support recruitment services. When the minimum enrollments are met, compensation will include a $15,000 fee per eligible patient enrolled in the trial. No expenses were incurred for the three months ended March 31, 2023.

Note 9—Commitments and Contingencies

Litigation

On June 6, 2022, plaintiff Kranthi Gorlamari, or Gorlamari, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors (“Defendants”). Gorlamari filed an amended complaint on January 12, 2023. The amended complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. On April 5, 2023, the Defendants filed a motion to dismiss the amended complaint. The litigation is still in the early stages, and the Company intends to vigorously defend itself against these allegations.

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

During 2022 and 2021, the Company executed a purchase order pursuant to which the Company agreed to purchase $0.7 million and $0.8 million, respectively of crude cantharidin material and made prepayments of $0.7 million and $0.8 million in each year against the purchase orders. As of March 31, 2023, the Company has not received the shipments for the purchases during 2022 and 2021. As of March 31, 2023 and December 31, 2022 the balance sheets reflect prepaid expense of $1.5 million. The 2021 executed purchase order of crude cantharidin was received in April 2023.

Note 10—License and Collaboration Agreements

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

Pursuant to the Torii Agreement, the Company received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment. Additionally, the Company is entitled to receive from Torii an additional $50 million in aggregate payments from Torii contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized billed and unbilled collaboration revenue of $37,000 and $0.4 million for the three months ended March 31, 2023 and 2022 respectively related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology, referred to as VP-315, to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in May 2022 and February 2021, the Company paid Lytix a one-time $1.0 million and $2.3 million payment, respectively upon the achievement by Lytix of a regulatory milestone. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

Note 11 – Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2021 and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023. Our financial statements have been prepared in accordance with U.S. GAAP.

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

On September 17, 2021, the FDA issued a CRL regarding our NDA for VP-102. According to the CRL, the FDA identified deficiencies at a facility of Sterling Pharmaceutical Services, or Sterling, a contract manufacturing organization, or CMO, which were not specifically related to the manufacturing of VP-102 but instead raise general quality issues at the facility. The FDA did not identify any clinical, safety or product specific CMC deficiencies related to VP-102. Following the CRL, on September 22, 2021 we received a General Advice Letter from the FDA with recommendations to improve VP-102’s user interface. On November 5, 2021, we were notified that the inspection of Sterling has been classified as “voluntary action indicated”, or VAI, was closed and that the VAI classification will not directly negatively impact FDA’s assessment of our NDA regarding Sterling. With the satisfactory resolution of the facility inspection, we resubmitted the NDA for the approval of VP-102 for the treatment of molluscum. The resubmission was limited to those sections and elements of the NDA that were identified as deficiencies in the CRL issued by the FDA in September 2021. In December 2021 the FDA acknowledged our resubmission of the NDA and assigned a PDUFA goal date of May 24, 2022.

On May 24, 2022, we announced that we received a CRL regarding our NDA for VP-102 from the FDA. The only deficiency listed in the CRL was related to the deficiencies identified at a general reinspection at a facility of Sterling that manufactured VP-102. Sterling received notice from the FDA on May 19, 2022 that as a result of the inspection, it is on "official action indicated", or OAI, status. This classification resulted from a week-long reinspection of Sterling conducted by the FDA in February 2022 but none of the issues identified by the FDA during the reinspection were specific to the manufacture of VP-102. We were also informed by the FDA that it had completed its review of our NDA and product label, there were no open questions on the NDA review, and the VP-102 label was ready to be communicated. On June 27, 2022 we held a Type A meeting with the FDA regarding the path forward for the resubmission and potential approval of the NDA for VP-102. During the Type A meeting the FDA indicated that it could not accept our NDA resubmission with Sterling listed as the primary manufacturer of the bulk solution for VP-102 if Sterling was on OAI status at the time of resubmission. Following the FDA’s commentary, we selected a new CMO partner to produce the bulk solution, Piramal Pharma Solutions, and the technology transfer process was completed in January 2023. On January 23, 2023 we resubmitted the NDA for VP-102 to the FDA. The FDA accepted our NDA resubmission on February 27, 2023 and assigned a new PDUFA date of July 23, 2023.

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

We also intend to develop our product candidate, VP-315, for the treatment of dermatological oncology indications. The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of VP-315 in Basal Cell Carcinoma in April 2022. The Phase 2 trial is a three-part, open-label, multicenter, dose-escalation, proof-of-concept study with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy of VP-315 when administered intratumorally to adults with biopsy-proven basal cell carcinoma. In Part 1 of the trial, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023 and expect to initiate Part 3 of the trial in the first half of 2024.

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

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we are entitled to receive an up-front payment from Torii of $11.5 million. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales.

On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled collaboration revenue of $37,000 and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, related to supplies and development activity pursuant to this agreement.

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

On June 19, 2018, we completed an IPO of common stock, which resulted in the issuance and sale of 5,750,000 shares of common stock at a public offering price of $15.00 per share, generating net proceeds of $78.4 million after deducting underwriting discounts and other offering costs. We completed a follow-on public offering of our common stock in March 2021, generating net proceeds of $28.1 million after deducting underwriting discounts and other offering costs. In July 2022, we closed a second follow-on public offering in which we sold 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in total net proceeds of $26.9 million after deducting underwriting discounts and commissions, and offering expenses. In February 2023, we closed an underwritten offering of 750,000 shares of our common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in total net proceeds of $30.3 million, after deducting underwriting discounts and commissions, and offering expenses.

As of March 31, 2023, we had cash and cash equivalents of $60.0 million. We believe that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to support our planned operations into the first quarter of 2024.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2023 and 2022, our net loss was $6.6 million and $8.5 million, respectively. As of March 31, 2023, we had an accumulated deficit of $170.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

A summary of our significant accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. However, we believe that the additional accounting policies disclosed in Note 2 to our condensed financial statement are important to understanding and evaluating our reported financial results.

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

Cost of Collaboration Revenue

The costs of collaboration revenue consists of expenses incurred for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$37	431	$(394)
Operating expenses:
Research and development	2,739	2,445	294
General and administrative	4,319	5,118	(799)
Cost of collaboration revenue	68	278	(210)
Total operating expenses	7,126	7,841	(715)
Loss from operations	(7,089)	(7,410)	321
Other income (expense):
Interest income	500	22	478
Interest expense	—	(1,082)	1,082
Total other income (expense), net	500	(1,060)	1,560
Net loss	$(6,589)	$(8,470)	$1,881

Collaboration Revenue

Collaboration revenue was $37,000 for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, collaboration revenue consisted of supplies and development activity with Torii.

Research and Development Expenses

Research and development expenses were $2.7 million for the three months ended March 31, 2023, compared to $2.4 million for the three months ended March 31, 2022. The increase was primarily related to additional CMC costs related to our development of VP-102 for molluscum.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the three months ended March 31, 2023 and 2022. We did not incur any research and development expense for VP-103 during the three months ended March 31, 2023 or 2022. Unallocated expenses include compensation and other personnel related costs.

	For the Three Months Ended March 31,
	2023	2022	Change
VP-102	$805	$131	$674
VP-315	352	595	(243)
Stock based compensation	258	417	(159)
Other unallocated expenses	1,324	1,302	22
Research and development expense	$2,739	$2,445	$294

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2023, compared to $5.1 million for the three months ended March 31, 2022. The decrease of $0.8 million was primarily due to lower compensation costs due to decreased headcount.

Cost of Collaboration Revenue

Costs of collaboration revenue were $68,000 for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. The decrease of $0.2 million was primarily due to less manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income was $0.5 million for the three months ended March 31, 2023 compared to $22,000 for the three months ended March 31, 2022 primarily due to higher interest rates.

Interest Expense

Interest expense for the three months ended March 31, 2022 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 6 to our condensed financial statements. On July 11, 2022 we voluntarily repaid the Mezzanine Loan Agreement.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock, the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and most recently, $28.1 and $26.9 million in net proceeds from issuance of common stock in follow-on offerings in March 2021 and July 2022, respectively, and $20.0 million from the Torii Agreement. In February 2023, we closed an underwritten offering of 750,000 shares of our common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in total net proceeds of $30.3 million, after deducting underwriting discounts and commissions, and offering expenses.

As of March 31, 2023, we had cash and cash equivalents of $60.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,590)	$(8,340)
Net cash (used in) provided by investing activities	(11)	43,013
Net cash provided by (used in) financing activities	30,280	(18)
Net increase in cash, cash equivalents and marketable securities	$25,679	$34,655

Operating Activities

During the three months ended March 31, 2023, operating activities used $4.6 million of cash, primarily resulting from a net loss of $6.6 million partially offset by non-cash stock-based compensation of $1.1 million. Net cash used by changes in operating assets and liabilities consisted primarily of a decrease in prepaid expenses of $1.3 million partially offset by a decrease in accrued expenses of $0.9 million.

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

Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities of $11,000 was primarily due to purchase of property and equipment.

During the three months ended March 31, 2022, net cash provided by investing activities of $43.0 million was primarily due to sales and maturities of marketable securities of $47.5 million, partially offset by purchases of marketable securities of $4.5 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities of $30.3 million was primarily due to the proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

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

We believe that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to support our planned operations into the first quarter of 2024. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of March 31, 2023, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item. 1 Legal Proceedings

On June 6, 2022, plaintiff Kranthi Gorlamari, or Gorlamari, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors (“Defendants”). Gorlamari filed an amended complaint on January 12, 2023. The amended complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. On April 5, 2023, the Defendants filed a motion to dismiss the amended complaint. The litigation is still in the early stages, and we intend to vigorously defend itself against these allegations.

We are involved in ordinary, routine legal proceedings that are not considered by management to be material. We believe the ultimate liabilities resulting from such legal proceedings will not materially affect our financial position or our results of operations or cash flows.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 6, 2023. There have been no material changes to the risk factors described in that report.

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
•
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
o
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1 (3)	Form of Pre-Funded Warrant.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(3) Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 21, 2023.

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

VERRICA PHARMACEUTICALS INC.

May 9, 2023	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)