Form 10-Q
period 2023-06-30
Verrica Pharmaceuticals Inc.
filed 2023-08-08
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 42,064,553 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$55,140	$34,273
Collaboration revenue receivable	—	388
Unbilled revenue receivable	173	99
Prepaid expenses and other assets	1,464	4,355
Total current assets	56,777	39,115
Property and equipment, net	3,688	3,887
Operating lease right-of-use asset	1,300	1,443
Other non-current assets	436	276
Total assets	$62,201	$44,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,057	$507
Accrued expenses and other current liabilities	3,365	2,655
Operating lease liability	309	297
Total current liabilities	5,731	3,459
Operating lease liability	1,070	1,229
Total liabilities	6,801	4,688
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 41,957,197 shares issued and 41,852,053 shares outstanding as of June 30, 2023 and 41,199,197 shares issued and 41,094,053 shares outstanding as of December 31, 2022	4	4
Treasury stock, at cost, 105,144 shares as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	236,428	203,482
Accumulated deficit	(181,032)	(163,453)
Total stockholders’ equity	55,400	40,033
Total liabilities and stockholders’ equity	$62,201	$44,721

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Collaboration revenue	$182	$214	$219	$645
Operating expenses:
Research and development	5,725	3,943	8,464	6,388
General and administrative	5,937	5,173	10,256	10,291
Cost of collaboration revenue	136	219	204	497
Total operating expenses	11,798	9,335	18,924	17,176
Loss from operations	(11,616)	(9,121)	(18,705)	(16,531)
Other income (expense):
Interest income	626	20	1,126	42
Interest expense	—	(1,066)	—	(2,094)
Other expense	—	(1)	—	(55)
Total other income (expense), net	626	(1,047)	1,126	(2,107)
Net loss	$(10,990)	$(10,168)	$(17,579)	$(18,638)

Net loss per share, basic and diluted	$(0.24)	$(0.37)	$(0.40)	$(0.68)
Weighted average common shares outstanding, basic and diluted	45,916,867	27,519,053	44,478,116	27,519,053

Net loss	$(10,990)	$(10,168)	$(17,579)	$(18,638)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(2)	—	(35)
Comprehensive loss	$(10,990)	$(10,170)	$(17,579)	$(18,673)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
							Other	Total
	Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Loss	Equity
January 1, 2023	41,199,197	$4	$203,482	$(163,453)	105,144	$—	$—	$40,033
Stock-based compensation	—	—	1,094	—	—	—	—	1,094
Issuance of common stock and pre-funded warrants, for the purchase of common stock, net of issuance costs	750,000	—	30,301	—	—	—	—	30,301
Exercise of stock options	8,000	—	7	—	—	—	—	7
Net loss	—	—	—	(6,589)	—	—	—	(6,589)
March 31, 2023	41,957,197	4	234,884	(170,042)	105,144	—	—	64,846
Stock-based compensation	—	—	1,544	—	—	—	—	1,544
Net loss	—	—	—	(10,990)	—	—	—	(10,990)
June 30, 2023	41,957,197	$4	$236,428	$(181,032)	105,144	$—	$—	$55,400

January 1, 2022	27,624,197	$3	$171,597	$(138,966)	105,144	$—	$(29)	$32,605
Stock-based compensation	—	—	1,316	—	—	—	—	1,316
Net loss	—	—	—	(8,470)	—	—	—	(8,470)
Unrealized loss on marketable securities	—	—	—	—	—	—	(33)	(33)
March 31, 2022	27,624,197	3	172,913	(147,436)	105,144	—	(62)	25,418
Stock-based compensation	—	—	1,085	—	—	—	—	1,085
Net loss	—	—	—	(10,168)	—	—	—	(10,168)
Unrealized gain on marketable securities	—	—	—	—	—	—	(2)	(2)
June 30, 2022	27,624,197	$3	$173,998	$(157,604)	105,144	$—	$(64)	$16,333

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(17,579)	$(18,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,638	2,401
Amortization of premiums on marketable securities	—	76
Depreciation expense	266	196
Non cash interest expense	—	626
Reduction in operating lease right-of-use asset	143	125
Changes in operating assets and liabilities:
Collaboration revenue receivable, billed and unbilled	314	(218)
Prepaid expenses and other assets	2,891	1,048
Accounts payable	1,502	(131)
Accrued expenses and other current liabilities	713	(880)
Operating lease liability	(147)	(126)
Net cash used in operating activities	(9,259)	(15,521)
Cash flows from investing activities
Sales and maturities of marketable securities	—	50,000
Purchases of marketable securities	—	(4,477)
Purchases of property and equipment	(70)	(159)
Deposits	—	(146)
Net cash (used in) provided by investing activities	(70)	45,218
Cash flows from financing activities
Proceeds from exercise of stock options	7	—
Debt issuance costs	—	(17)
Equity issuance costs	(112)	—
Repayment of finance lease	—	(2)
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	30,301	—
Net cash provided by (used in) financing activities	30,196	(19)
Net increase in cash, cash equivalents and marketable securities	20,867	29,678
Cash and cash equivalents at the beginning of the period	34,273	15,752
Cash and cash equivalents at the end of the period	$55,140	$45,430

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases payable or accrued at period end	$—	$291
Change in unrealized loss on marketable securities	$—	$(35)
Cash paid for interest	$—	$1,468
Right-of-use asset obtained in exchange for lease obligation	$—	$99

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, the Company had an accumulated deficit of $181.0 million. In February 2023 the Company closed an underwritten offering of 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant resulting in net proceeds of $30.3 million after deducting underwriting discounts and commissions, and offering expenses of approximately $2.2 million (see Note 7).

On July 26, 2023, the Company entered into a Credit Agreement which provides for up to $125.0 million in debt under a Loan Facility (as defined in Note 11). The Company borrowed $50.0 million under the Loan Facility on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to the Company's achievement of certain revenue targets. The term loan will mature on July 26, 2028.

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company believes its cash, and cash equivalents of $55.1 million as of June 30, 2023, together with the net proceeds of approximately $44.1 million the Company received from the Initial Commitment Amount pursuant to the Loan Facility (as defined in Note 11) in July 2023, will be sufficient to support the Company’s planned operations for a period greater than twelve months from the issuance date of these condensed financial statements and extend beyond the twelve months into the first quarter of 2025.

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

Significant Accounting Policies

Collateral Cash

Cash and cash equivalents at June 30, 2023 includes a cash deposit of $150,000 with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of June 30,
	2023	2022
Shares issuable upon exercise of stock options	5,100,315	3,435,645
Non-vested shares under restricted stock grants	1,123,000	425,000
Total	6,223,315	3,860,645

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted this guidance on January 1, 2023 and its adoption did not have an impact on the Company's financial statements and related disclosures.

Note 3—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2023	2022
Machinery and equipment	$1,438	$1,392
Office furniture and fixtures	303	303
Office equipment	326	301
Leasehold improvements	54	54
Construction in process	2,532	2,536
	4,653	4,586
Accumulated depreciation	(965)	(699)
Total property and equipment, net	$3,688	$3,887

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line which will be placed in service after commercial launch and additional testing.

Note 4—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Clinical trials and drug development	$1,116	$974
Compensation and related costs	1,116	1,399
Professional fees	1,040	58
Machinery and equipment	57	57
Construction in process	36	167
Total accrued expenses and other current liabilities	$3,365	$2,655

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

The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization ROU assets	$—	$2	$—	$3
Total finance lease costs	—	$2	—	$3
Operating lease:
Operating lease costs	$35	$90	$71	$175
Short-term lease costs	—	—	—	8
Total operating lease expense	$35	$90	$71	$183

Maturities of the Company’s operating leases, excluding short-term leases are as follows (in thousands):

As of June 30, 2023

2023 (remaining 6 months)	$193
2024	392
2025	372
Thereafter	613
Total lease payments	1,569
Less imputed interest	(190)
Lease liability	$1,379

The remaining term of the Company’s operating leases was 4.1 years and the discount rate used to measure the present value of the Company’s operating lease liabilities at inception was 6.25%.

Note 6—Debt

On July 11, 2022, the Company voluntarily repaid its previous debt facility in full of $43.8 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of the Company’s outstanding debt obligations. The Company did not incur any prepayment penalties in connection with the repayment of the debt. The prepayment was made in full using restricted cash of $40.0 million, as well as cash on hand of $3.8 million for the final payment fee. For the year ended December 31, 2022, the Company recognized a $1.4 million loss on debt extinguishment which was made up entirely of non-cash unamortized debt issuance costs.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $1.1 million and $2.1 million, respectively of which $0.8 million and $1.5 million, respectively was interest on the term loan and $0.3 million and $0.6 million, respectively was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

Note 7—Stockholders Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of June 30, 2023 and December 31, 2022. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$594	$340	$853	$757
General and administrative	950	745	1,785	1,644
Total stock-based compensation	$1,544	$1,085	$2,638	$2,401

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2022	3,932,779	$8.99	7.8	$3,952,803
Granted	1,175,536	7.16
Exercised	(8,000)	0.90
Forfeited and Expired	—	—
Outstanding as of June 30, 2023	5,100,315	$8.58	7.5	$1,022,442
Options vested and exercisable as of June 30, 2023	2,724,425	$9.13	6.2	$400,265

As of June 30, 2023, the total unrecognized compensation related to unvested stock option awards granted was $13.1 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

Restricted Stock

In November 2019 and August 2020 the Company granted 300,000 and 250,000 restricted stock units ("RSU"), respectively, to its executive officers, 50% of which vested upon receipt of regulatory approval of YCANTH (VP-102) for the treatment of molluscum (the “Approval Date”) and 50% will vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

In March 2023, the Company granted 698,000 RSUs, 50% of which will vest upon the first commercial sale of YCANTH (VP-102) (the “First Sale Date”) and 50% will vest on the one year anniversary of the First Sale Date subject to the holders’ continuous service through each applicable date.

The following is a summary of activity of the Company's RSUs for the six months ended June 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2022	425,000	$11.68
Granted	698,000	7.58
Forfeited	—	—
Nonvested as of June 30, 2023	1,123,000	$9.13

No compensation expenses have been recognized for these nonvested RSUs as these shares are performance based and the triggering event was not determined to be probable as of June 30, 2023. As of June 30, 2023, the total unrecognized compensation expense related to the restricted stock units was $10.3 million.

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

For the three months ended June 30, 2023 and 2022, the Company recognized expenses under the SA of $15,000 and $10,000 respectively, of which $9,000 and $6,000, respectively, were included in general and administrative expenses and $6,000 and $4,000, respectively, were included in research and development expenses. For the six months ended June 30, 2023 and 2022, the Company recognized expenses under the SA of $30,000 and $25,000, respectively, of which $18,000 and $15,000, respectively, were included in general and administrative expenses and $12,000 and $10,000, respectively, were included in research and development.

As of June 30, 2023, the Company had a $10,000 outstanding payable due to PBM and its affiliates.

On September 8, 2022, the Company entered into a clinical service agreement with Clinical Enrollment LLC which is controlled by Bryan Manning, the son of Paul B. Manning, who is the current chairman of the Company's Board of Directors. Paul B. Manning along with certain entities affiliated with Mr. Manning, are the Company's largest shareholder on a collective basis. Pursuant to the clinical service agreement, Clinical Enrollment LLC may provide recruiting support services for the Company's VP-315 clinical trial. No fees will be due under the agreement until a minimum number of patients are enrolled in the clinical trial by the vendor. Compensation of $30,000 was recognized during the year ended December 31,2022 for the development and production fee of media, video, and web to support recruitment services. When the minimum enrollments are met, compensation will include a $15,000 fee per eligible patient enrolled in the trial. No expenses were incurred for the six months ended June 30, 2023.

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

During 2022 and 2021, the Company executed a purchase order pursuant to which the Company agreed to purchase $0.7 million and $0.8 million, respectively of crude cantharidin material and made prepayments of $0.7 million and $0.8 million in each year against the purchase orders. As of June 30, 2023, the Company has received the shipments for the purchases during 2022 and 2021. The 2022 and 2021 executed purchase orders of crude cantharidin were received in June 2023 and April 2023, respectively. As of December 31, 2022 the balance sheet reflects prepaid expense of $1.5 million.

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized billed and unbilled collaboration revenue of $0.2 million for the three months ended June 30, 2023 and 2022 and $0.2 and $0.6 million, respectively for the six months ended June 30, 2023 and 2022, respectively related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

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

Note 11 – Subsequent Event

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. The Company expects commercial launch in September 2023.

On July 26, 2023 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the “Initial Lender”), as a lender, and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”), and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the “Loan Facility”), of which $50.0 million was made available on the Closing Date, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to the Company's achievement of certain revenue targets. The term loan will mature on July 26, 2028. On July 26, 2023, the Company closed on the Initial Commitment Amount, resulting in net proceeds to the Company of approximately $44.1 million after payment of certain fees and transaction related expenses. During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

On the Closing Date, the Company also issued the Initial Lender a warrant to purchase up to 518,551 shares of the Company’s common stock, at an exercise price of $6.0264 per share, which shall have a term of 10 years from the issuance date.

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

We own various U.S. federal trademark applications and unregistered trademarks, including our company name and YCANTH. All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the symbols ® and ™, but such references should not be construed as an indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Overview

We are a dermatology therapeutics company developing medications for skin diseases requiring medical intervention. We are primarily focused on developing clinician administered therapies in areas of high unmet need. Our current product pipeline consists of one approved product, YCANTH solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older, as well as three product candidates: (i) VP-102, a propriety drug-device combination that contains a GMP-controlled formulation of cantharidin which is being developed for potential use in treating external genital warts and common warts, (ii) VP-315, an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, and (iii) VP-103, a second cantharidin based drug device combination for the potential treatment of plantar warts.

On July 21, 2023 the U.S. Food and Drug Administration, or FDA, approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. There are currently no other products approved by the FDA, nor is there an established standard of care for this disease, resulting in significant undertreated populations. Molluscum and common warts are two of the largest unmet needs in dermatology. YCANTH is the first FDA-approved product for the treatment of molluscum and has the potential for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. We also believe VP-102 has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity. In addition, our granted patents and pending patent applications include claims drawn to our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use.

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on results of our Phase 2 trial we are evaluating the timing and design of a Phase 3 trial of VP-102 for the treatment of common warts.

In addition, we are also developing VP-102 for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of VP-102 in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of VP-102 for the treatment of external genital warts. Based on results of the Phase 2 trial we are evaluating the timing and design of a Phase 3 trial of VP-102 for the treatment of external genital warts.

We also intend to develop our product candidate, VP-315, an intratumorally injected, chemotherapeutic peptide for the treatment of dermatological oncology indications. VP-315 has been observed to activate the adaptive immune system by inducing lysis and immunogenic cell death through release of immuno-stimulants and a repertoire of tumor neoantigens. The FDA accepted our IND in November 2021. In April 2022, we dosed the first patient in Part 1 of a 3-part Phase 2, multicenter, open-label, dose-escalation proof-of-concept trial with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy in subjects with biopsy proven basal cell carcinoma. In Part 1 of the trial, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023. In June 2023, the protocol was amended to remove Part 3 of the trial by expanding Part 2, which we expect will expedite the conclusion of Phase 2. We expect to complete this Phase 2 trial in the first half of 2024.

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

On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled collaboration revenue of $0.2 million for each of the three months ended June 30, 2023 and 2022 and $0.2 and $0.6 million, for the six months ended June 30, 2023 and 2022, respectively related to supplies and development activity pursuant to this agreement.

In August 2020, we entered into an exclusive license agreement with Lytix Biopharma AS, or Lytix, pursuant to which we obtained a worldwide, license for certain technology of Lytix to develop VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma.

Our strategy is to self-commercialize YCANTH in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians to commercially launch YCANTH in September 2023. We also plan to advance VP-102 for common warts and external genital warts through a separate regulatory approval process. In the future, we also intend to pursue commercialization for YCANTH, as well as VP-102 for common warts and genital warts, in additional geographic regions, either alone or together with a strategic partner.

Since our inception in 2013, our operations have focused on developing VP-102, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

On July 26, 2023, we entered into a Credit Agreement with OrbiMed (the “Initial Lender”), and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125 million (the “Loan Facility”), of which we borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to our achievement of certain revenue targets. The term loan will mature on July 26, 2028. On the Closing Date, we also issued the Initial Lender a warrant to purchase up to 518,551 shares of the Company’s common stock, at an exercise price of $6.0264 per share, which shall have a term of 10 years from the issuance date.

As of June 30, 2023, we had cash and cash equivalents of $55.1 million. We believe that our existing cash and cash equivalents as of June 30, 2023, together with the net proceeds of approximately $44.1 million we received from the Initial Commitment Amount pursuant to the Loan Facility in July 2023, will be sufficient to support our planned operations into the first quarter of 2025.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2023 and 2022, our net loss was $17.6 million and $18.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $181.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
initiate the commercialization of YCANTH;
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
•
pursue regulatory approvals for VP-102 for the treatment of external genital warts, common warts or any other indications we may pursue for VP-102, as well as for VP-103 or VP-315;
•
seek to discover and develop additional product candidates;
•
further establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH and any other product candidates for which we may obtain regulatory approval, including VP-102, VP-315 and VP-103;
•
seek to in-license or acquire additional product candidates for other dermatological conditions;
•
adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional commercial, administrative, clinical, manufacturing and scientific personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts; and
•
incur additional legal, accounting and other expenses in operating as a public company.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of YCANTH for the treatment of molluscum contagiosum, potential follow-on indications for YCANTH and our other product candidates. We expense research and development costs as incurred. These expenses include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of VP-102 in patients with common warts, VP-102 in patients with external genital warts, VP-315 for dermatological oncology indications,VP-103 in patients with plantar warts, and conduct other clinical trials and prepare regulatory filings for our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from YCANTH™ or our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

We anticipate that our general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, and commercialize YCANTH. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$182	214	$(32)
Operating expenses:
Research and development	5,725	3,943	1,782
General and administrative	5,937	5,173	764
Cost of collaboration revenue	136	219	(83)
Total operating expenses	11,798	9,335	2,463
Loss from operations	(11,616)	(9,121)	(2,495)
Other income (expense):
Interest income	626	20	606
Interest expense	—	(1,066)	1,066
Other expense	—	(1)	1
Total other income (expense), net	626	(1,047)	1,672
Net loss	$(10,990)	$(10,168)	$(822)

Collaboration Revenue

Collaboration revenue was $0.2 million for each of the three months ended June 30, 2023 and June 30, 2022. The revenue is related to clinical supplies and development activity provided to Torii pursuant to the Clinical Supply Agreement entered into on March 7, 2022.

Research and Development Expenses

Research and development expenses were $5.7 million for the three months ended June 30, 2023, compared to $3.9 million for the three months ended June 30, 2022. The increase of $1.8 million was primarily attributable to an increase in CMC costs of $2.6 million related to our development of VP-102 for molluscum partially offset by $1.0 million milestone payment to LYTIX upon achievement of a regulatory milestone during the three months ended June 30, 2022.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the three months ended June 30, 2023 and 2022. We did not incur any research and development expense for VP-103 during the three months ended June 30, 2023 or 2022. Unallocated expenses include compensation and other personnel related costs.

	For the Three Months Ended June 30,
	2023	2022	Change
YCANTH and VP-102	$2,922	$671	$2,251
VP-315	913	1,596	(683)
Stock based compensation	594	340	254
Other unallocated expenses	1,296	1,336	(40)
Research and development expense	$5,725	$3,943	$1,782

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended June 30, 2023, compared to $5.2 million for the three months ended June 30, 2022. The increase of $0.8 million was primarily a result of higher expenses related to pre-commercial activities for VP-102.

Interest Income

Interest income was $0.6 million for the three months ended June 30, 2023, compared to $20,000 for the three months ended June 30, 2022, primarily due to higher interest rates.

Interest Expense

Interest expense for the three months ended June 30, 2022 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 6 to our condensed financial statements. On July 11, 2022 we voluntarily repaid the Mezzanine Loan Agreement.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$219	$645	$(426)
Operating expenses:
Research and development	8,464	6,388	2,076
General and administrative	10,256	10,291	(35)
Cost of collaboration revenue	204	497	(293)
Total operating expenses	18,924	17,176	2,041
Loss from operations	(18,705)	(16,531)	(2,467)
Other income (expense):
Interest income	1,126	42	1,084
Interest expense	—	(2,094)	2,094
Other expense	—	(55)	55
Total other income (expense)	1,126	(2,107)	3,178
Net loss	$(17,579)	$(18,638)	$711

Collaboration Revenue

Collaboration revenue was $0.2 million for the six months ended June 30, 2023 compared to $0.6 million for the six months ended June 30, 2022. The decrease of $0.4 million was attributable to less clinical supplies and development activity provided to Torii pursuant to the Clinical Supply Agreement entered into on March 7, 2022.

Research and Development Expenses

Research and development expenses were $8.5 million for the six months ended June 30, 2023, compared to $6.4 million for the six months ended June 30, 2022. The increase of $2.1 million was primarily attributable to an increase of $2.9 million in CMC and clinical costs related to our development of VP-102 for molluscum, external genital warts and common warts partially offset by a payment made to Lytix upon the achievement of a regulatory milestone for VP-315 of $1.0 million during the six months ended June 30, 2022.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the six months ended June 30, 2023 and 2022. We did not incur any research and development expense for VP-103 during the six months ended June 30, 2023 or 2022. Unallocated expenses include compensation and other personnel related costs.

	For the Six Months Ended June 30,
	2023	2022	Change
YCANTH and VP-102	$3,741	$1,881	$1,860
VP-315	1,238	1,111	127
Stock based compensation	853	757	96
Other unallocated expenses	2,632	2,639	(7)
Research and development expense	$8,464	$6,388	$2,076

General and Administrative Expenses

General and administrative expenses were $10.3 million for each of the six months ended June 30, 2023 and 2022. Costs decreased by $1.2 million due to reduction in headcount offset by increased spend for commercial launch of $0.7 million and increased legal costs of $0.3 million.

Interest Income

Interest income was $1.1 million for the six months ended June 30, 2023 compared to $42,000 for the six months ended June 30, 2022 primarily due to higher interest rates.

Interest Expense

Interest expense for the three months ended June 30, 2022, consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 6 to our condensed financial statements. On July 11, 2022 we voluntarily repaid the Mezzanine Loan Agreement.

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

As of June 30, 2023, we had cash and cash equivalents of $55.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On March 10, 2020, we entered into a mezzanine loan and security agreement and a loan and security agreement, or the Loan Agreements, with Silicon Valley Bank. Upon entering into the Loan Agreements, we borrowed $35.0 million in term loans, or the Term A Loan, from the Mezzanine Lenders. We entered into amendments to the Loan Agreements in October 2020 under which we borrowed an additional $5.0 million in term loans, or the Term B1 Loan and together with the Term A Loan, the Loans, on March 1, 2021.

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

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. We expect commercial launch by September 2023.

On July 26, 2023, we entered into the Credit Agreement which provides for a $125.0 million Loan Facility. We borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to our achievement of certain revenue targets. The term loan will mature on July 26, 2028.

During the term of the Loan Facility, interest payable in cash by us will accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. We will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(9,259)	$(15,521)
Net cash (used in) provided by investing activities	(70)	45,218
Net cash provided by (used in) financing activities	30,196	(19)
Net increase in cash and cash equivalents	$20,867	$29,678

Operating Activities

During the six months ended June 30, 2023, operating activities used $9.3 million of cash, primarily resulting from a net loss of $17.6 million partially offset by non-cash stock-based compensation of $2.6 million. Net cash used in changes in operating assets and liabilities consisted primarily of an decrease in prepaid and other assets of $2.9 million and an increase in accounts payable and accrued expenses of $2.2 million.

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

Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities of $0.1 million was primarily due to purchase of fixed assets.

During the six months ended June 30, 2022, net cash provided by investing activities of $45.2 million was primarily due to sales and maturities of marketable securities of $50.0 million partially offset by purchases of marketable securities of $4.5 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $30.2 million was primarily related to the proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

During the six months ended June 30, 2022, net cash used in financing activities of $19 thousand was primarily related to payment of debt amendment costs of $17 thousand.

Funding Requirements

We expect to launch YCANTH by September 2023. While we expect to generate revenue from the sale of YCANTH, we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate commercialization of YCANTH and continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. Following the approval of YCANTH, for the treatment of molluscum contagiosum, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents of $55.1 million as of June 30, 2023, together with the net proceeds of approximately $44.1 million we received from the Initial Commitment Amount pursuant to the Loan Facility in July 2023 will be sufficient to support our planned operations into the first quarter of 2025. Our future capital requirements will depend on many factors, including:

•
the level of sales achieved, and costs related to the commercialization of YCANTH;
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
•
the impact on the timing of our clinical trials and our business;
•
the costs to scale up and secure manufacturing arrangements for commercial production of YCANTH and any product candidate we successfully commercialize; and
•
the costs of establishing or contracting for sales and marketing capabilities for YCANTH and if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, YCANTH and our product candidates, if approved, may not achieve commercial success. Our commercial revenues will be derived solely from sales of YCANTH in the near term. We may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations and Commitments

As of June 30, 2023, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of YCANTH and any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk in connection with the commercialization of YCANTH. If we cannot successfully defend ourselves against claims that YCANTH or our product candidates caused injuries, we will incur substantial liabilities. For example, YCANTH, may cause local skin reactions, can cause life threatening or fatal toxicities if administered orally, can cause ocular toxicity if in contact with the eyes and is flammable. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for YCANTH and any product candidates that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards paid to trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to successfully commercialize YCANTH and any other products that we may develop.

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may not be able to generate sufficient cash to service our indebtedness or borrow additional funds pursuant to our Loan Facility.

We have entered into a Credit Agreement with OrbiMed, pursuant to which we may borrow up to $125.0 million. Our obligations under the Credit Agreement are secured by all or substantially all of our assets.

We are subject to a number of affirmative and restrictive covenants pursuant to the Credit Agreement, which limit or restrict our ability to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, we are required to maintain at least $10 million of unrestricted cash and cash equivalents at all times. Our obligations under the Credit Agreement are subject to acceleration upon the occurrence of an event of default (subject to notice and grace periods). We are currently in compliance with the Credit Agreement covenants. If we are unable to generate sufficient revenue or to raise additional capital through a combination of equity offerings, debt financings and license and collaboration agreement we will no longer be in compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Credit Agreement could result in an event of default, which could result in an acceleration of amounts due under the Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and OrbiMed could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

In addition, the Credit Agreement provides up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to certain revenue requirements. If we are unable to achieve the revenue targets by the applicable dates, we would be unable to borrow additional funds pursuant to the Loan Facility, which could negatively impact our ability to fund our operations.

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

VERRICA PHARMACEUTICALS INC.

August 8, 2023	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)