Form 10-Q
period 2023-09-30
Verrica Pharmaceuticals Inc.
filed 2023-11-09
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 42,064,553 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERRICA PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$84,308	$34,273
Accounts receivable	3,946	—
Collaboration revenue receivable	—	388
Unbilled revenue	126	99
Inventory	279	—
Prepaid expenses and other current assets	3,066	4,355
Total current assets	91,725	39,115
Property and equipment, net	3,558	3,887
Operating lease right-of-use asset	1,339	1,443
Other non-current assets	526	276
Total assets	$97,148	$44,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,925	$507
Accrued expenses and other current liabilities	9,102	2,655
Operating lease liability	316	297
Finance lease liability	31	—
Total current liabilities	11,374	3,459
Operating lease liability	989	1,229
Finance lease liability	81	—
Long term debt	42,401	—
Total liabilities	54,845	4,688
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 42,169,697 shares issued and 42,064,553 shares outstanding as of September 30, 2023 and 41,199,197 shares issued and 41,094,053 shares outstanding as of December 31, 2022	4	4
Treasury stock, at cost, 105,144 shares as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	248,133	203,482
Accumulated deficit	(205,834)	(163,453)
Total stockholders’ equity	42,303	40,033
Total liabilities and stockholders’ equity	$97,148	$44,721

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Product revenue, net	$2,792	$—	$2,792	$—
Collaboration revenue	125	8,319	344	8,964
Total revenue	2,917	8,319	3,136	8,964
Operating expenses:
Selling, general and administrative	20,054	3,925	30,310	14,216
Research and development	6,510	2,780	14,975	9,170
Cost of product revenue	145	—	145	—
Cost of collaboration revenue	125	166	329	663
Total operating expenses	26,834	6,871	45,759	24,049
(Loss) income from operations	(23,917)	1,448	(42,623)	(15,085)
Other income (expense):
Interest income	822	148	1,948	190
Interest expense	(1,657)	(81)	(1,657)	(2,172)
Loss on extinguishment of debt	—	(1,437)	—	(1,437)
Other (expense) income	(50)	5	(49)	(51)
Total other (expense) income, net	(885)	(1,365)	242	(3,470)
Net (loss) income	$(24,802)	$83	$(42,381)	$(18,555)

Net (loss) income per share
Basic	$(0.54)	$0.00	$(0.94)	$(0.58)
Diluted	$(0.54)	$0.00	$(0.94)	$(0.58)
Weighted average common shares outstanding
Basic	46,073,932	40,304,923	45,015,900	31,827,844
Diluted	46,073,932	40,321,639	45,015,900	31,827,844

Net (loss) income	$(24,802)	$83	$(42,381)	$(18,555)
Other comprehensive gain:
Unrealized gain on marketable securities	—	35	—	—
Comprehensive (loss) income	$(24,802)	$118	$(42,381)	$(18,555)

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
							Other	Total
	Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Loss	Equity
January 1, 2023	41,199,197	$4	$203,482	$(163,453)	105,144	$—	$—	$40,033
Stock-based compensation	—	—	1,094	—	—	—	—	1,094
Issuance of common stock and pre-funded warrants, for the purchase of common stock, net of issuance costs	750,000	—	30,301	—	—	—	—	30,301
Exercise of stock options	8,000	—	7	—	—	—	—	7
Net loss	—	—	—	(6,589)	—	—	—	(6,589)
March 31, 2023	41,957,197	4	234,884	(170,042)	105,144	—	—	64,846
Stock-based compensation	—	—	1,544	—	—	—	—	1,544
Net loss	—	—	—	(10,990)	—	—	—	(10,990)
June 30, 2023	41,957,197	4	236,428	(181,032)	105,144	—	—	55,400
Stock-based compensation	—	—	9,663	—	—	—	—	9,663
Common stock warrants issued with debt	—	—	2,041	—	—	—	—	2,041
Vesting of restricted stock units	212,500	—	—	—	—	—	—	—
Net loss	—	—	—	(24,802)	—	—	—	(24,802)
September 30, 2023	42,169,697	$4	$248,133	$(205,834)	105,144	$—	$—	$42,303

January 1, 2022	27,624,197	$3	$171,597	$(138,966)	105,144	$—	$(29)	$32,605
Stock-based compensation	—	—	1,316	—	—	—	—	1,316
Net loss	—	—	—	(8,470)	—	—	—	(8,470)
Unrealized loss on marketable securities	—	—	—	—	—	—	(33)	(33)
March 31, 2022	27,624,197	3	172,913	(147,436)	105,144	—	(62)	25,418
Stock-based compensation	—	—	1,085	—	—	—	—	1,085
Net loss	—	—	—	(10,168)	—	—	—	(10,168)
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
June 30, 2022	27,624,197	3	173,998	(157,604)	105,144	-	(64)	16,333
Stock-based compensation	—	—	1,413	—	—	—	—	1,413
Issuance of common stock, net of issuance costs	13,575,000	1	26,900	—	—	—	—	26,901
Net income	—	—	—	83	—	—	—	83
Unrealized gain on marketable securities	—	—	—	—	—	—	35	35
September 30, 2022	41,199,197	$4	$202,311	$(157,521)	105,144	$—	$(29)	$44,765

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(42,381)	$(18,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,301	3,814
Amortization of premiums on marketable securities	—	97
Depreciation expense	399	323
Noncash interest expense	338	384
Loss on disposal of fixed assets	61	—
Loss on extinguishment of debt	—	1,437
Gain on operating lease termination	—	(6)
Amortization in operating lease right-of-use asset	220	194
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,007	264
Accounts payable	1,623	(708)
Accounts receivable	(3,946)	—
Unbilled receivable	361	(419)
Accrued expenses and other current liabilities	6,171	(327)
Operating lease liability	(224)	(194)
Net cash used in operating activities	(24,070)	(13,696)
Cash flows from investing activities
Sales and maturities of marketable securities	—	52,008
Purchases of marketable securities	—	(4,485)
Purchases of property and equipment	(135)	(236)
Net cash (used in) provided by investing activities	(135)	47,287
Cash flows from financing activities
Proceeds from exercise of stock options	7	—
Proceeds from issuance of debt, net of issuance costs	44,105	—
Payment of equity issuance costs	(173)	—
Repayment of debt	—	(43,750)
Payment of debt issuance costs	—	(17)
Repayment of finance lease	—	(4)
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	30,301	26,901
Net cash provided by (used in) financing activities	74,240	(16,870)
Net increase in cash, cash equivalents and marketable securities	50,035	16,721
Cash and cash equivalents at the beginning of the period	34,273	15,752
Cash and cash equivalents at the end of the period	$84,308	$32,473

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at period end	$93	$291
Change in unrealized loss on marketable securities	$—	$—
Cash paid for interest	$1,319	$1,788
Common stock warrants issued with debt	$2,041	$—
Right-of-use asset obtained in exchange for lease obligation	$116	$99

The accompanying notes are an integral part of these condensed financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Nature of Business

Verrica Pharmaceuticals Inc. (the “Company”) was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. On July 21, 2023, the U.S. Food and Drug Administration (“FDA”) approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. The Company launched commercial operations in August 2023.

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, the Company had an accumulated deficit of $205.8 million. In February 2023, the Company closed an underwritten offering of 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant resulting in net proceeds of $30.3 million after deducting underwriting discounts and commissions, and offering expenses of approximately $2.2 million (see Note 8).

On July 26, 2023, the Company entered into a Credit Agreement which provides for up to $125.0 million in debt under a Loan Facility (as defined in Note 7). The Company borrowed $50.0 million under the Loan Facility on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to the Company's achievement of certain revenue targets. Amounts borrowed under the Loan Facility will mature on July 26, 2028.

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company believes its cash and cash equivalents of $84.3 million as of September 30, 2023 will be sufficient to allow the Company to operate for a period greater than twelve months from the issuance date of these condensed financial statements and extend beyond the twelve months into the first quarter of 2025.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Collateral Cash

Cash and cash equivalents at September 30, 2023 includes a cash deposit of $360,000 with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk

At September 30, 2023, the Company’s financial instruments included cash equivalents, accounts payable, accrued expenses and notes payable. The carrying amount of cash equivalents, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying value of the notes payable approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

Cash equivalents subject the Company to concentrations of credit risk. However, the Company invests its cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government, certain SEC registered money market funds that invest only in U.S. government obligations and various other low-risk liquid investment options, and places restrictions on portfolio maturity terms.

Accounts receivable, trade subjects the Company to concentrations of credit risk as all of the Company's revenue is from sales of a single product, YCANTH to one pharmaceutical wholesale/distributor.

Accounts Receivable, Trade

Trade receivables, net of allowance for doubtful accounts related to YCANTH sales, which are recorded in net accounts receivable on the balance sheet, were approximately $3.9 million as of September 30, 2023. As of September 30, 2023, the Company had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH are approximately one-third upon 30 days, one-third upon 60 days and one-third upon 90 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of September 30, 2023.

On July 21, 2023, the Company received FDA approval for YCANTH for the treatment of molluscum contagiosum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH received FDA approval. Pursuant to the supply agreement (Note 10), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other VP-102 product candidates. In addition, the Company purchased other components and services related to YCANTH for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH will initially reflect a lower average per unit cost of materials over approximately the next nine months as previously expensed inventory is utilized for commercial production and sold to customers. If the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company’s cost of product revenue for the three and nine months ended September 30, 2023 would have been $0.3 million.

Debt Issuance Costs

Debt issuance costs incurred in connection with the Loan Facility (Note 7) are amortized to interest expense over the term of the financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

Product Revenue, Net

The Company recognizes revenue from sales of a single product, YCANTH (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH became available for commercial sale and shipment to patients with a prescription in the United States in the three months ended September 30, 2023. The Company sells the Product to one customer, a pharmaceutical wholesaler/distributor (the “Customer”) who in turn sells the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customer.

Gross product sales are reduced by corresponding gross-to-net (“GTN”) estimates using the expected value method, resulting in the Company’s reported “Product revenue, net” in the accompanying consolidated statements of operations. Product revenue, net reflects the amount the Company ultimately expects to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that the Company estimates for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations ("GPO") administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.

Each of the GTN estimate categories are discussed below:

Product Returns Allowances: The Customer is contractually permitted to return purchased Product in certain circumstances. The Company estimates expected returns based on the Company’s review of similar products in the industry. As historical data for returns of the Product becomes available over time, the Company will utilize historical return rates of the Product in making its estimates. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.

Government Chargebacks: The Product is subject to pricing limits under certain federal government programs, including Medicare and the 340B drug pricing program. Qualifying entities (the “End-Users”) purchase the Product from the Customer at their applicable qualifying discounted price. The chargeback amount the Company incurs represents the difference between the Company’s contractual sales price to the Customer and the end-user’s applicable discounted purchase price under the government program.

Medicaid Rebates: The Product is subject to state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with the Product is covered under Medicaid, resulting in a discounted price for the Product under the applicable Medicaid program. The Medicaid rebate accrual calculations require the Company to project the magnitude of its sales, by state, that will be subject to these rebates.

Patient Assistance: The Company offers a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with YCANTH that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of the Company’s products for various commercial services including contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of the Company’s applicable sales.

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH sales. Prior to FDA approval in July 2023, the Company expensed approximately $0.1 million in costs associated with the manufacturing of YCANTH as a component of research and development expense. Therefore these costs are not included in cost of product revenue.

Advertising Expense

Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the three and nine months ending September 30, 2023 advertising expenses were approximately $1.7 million and $2.4 million, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period including pre-funded warrants to purchase 4,064,814 shares of common stock that were issued in an underwritten offering in February 2023 (Note 8). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net income (loss) per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or vesting of securities, such as stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net income (loss) per share in periods where the Company has a net loss, the weighted average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For the three months ended September 30, 2022, the Company was in a net income position and calculated the diluted net income per share by dividing the Company’s net income by the dilutive weighted-average number of shares outstanding during the period, determined using the treasury stock method and the average stock price during the period. A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net (loss) income per common share calculation:
Net (loss) income attributable to common stockholders	$(24,802)	$83	$(42,381)	$(18,555)
Net (loss) income attributable to common stockholders - basic	(24,802)	83	(42,381)	(18,555)
Weighted average common shares outstanding - basic	46,073,932	40,304,923	45,015,900	31,827,844
Net (loss) income per share - basic	$(0.54)	$0.00	$(0.94)	$(0.58)

Net (loss) income attributable to common stockholders	$(24,802)	$83	$(42,381)	$(18,555)
Diluted net (loss) income	(24,802)	83	(42,381)	(18,555)
Stock options	—	16,716	—	—
Weighted average common shares outstanding - diluted	46,073,932	40,321,639	45,015,900	31,827,844
Net (loss) income per share - diluted	$(0.54)	$0.00	$(0.94)	$(0.58)

The table below provides potential shares outstanding that were not included in the computation of basic and diluted net loss per share of common stock, as the inclusion of these securities would have been anti-dilutive

	As of September 30,
	2023	2022
Shares issuable upon exercise of stock options	5,497,015	3,826,366
Non-vested shares under restricted stock grants	561,500	425,000
Shares issuable upon exercise of warrants pursuant to debt financing	518,551	—
Total	6,577,066	4,251,366

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

Note 3—Property and Equipment

Property and equipment, net consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2023	2022
Machinery and equipment	$1,387	$1,392
Office equipment	326	301
Office furniture and fixtures	303	303
Leasehold improvements	54	54
Construction in process	2,532	2,536
	4,602	4,586
Accumulated depreciation	(1,044)	(699)
Total property and equipment, net	$3,558	$3,887

The Company has recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line which will be placed in service after commercial launch and additional testing.

Note 4 - Inventory

Upon FDA approval of YCANTH for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH from suppliers. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$116	$—
Work in process	—	—
Finished goods	163	—
Total inventory	$279	$—

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Gross to net reserves	$3,126	$—
Clinical trials and drug development	2,127	974
Compensation and related costs	2,038	1,399
Professional fees	1,250	58
Other current liabilities	282	—
Commercial-related costs	186	—
Machinery and equipment	57	57
Construction in process	36	167
Total accrued expenses and other current liabilities	$9,102	$2,655

Note 6—Leases

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

The Company has entered into an automobile fleet lease program for its sales force. As of September 30, 2023 tthe majority of the vehicles had not yet been delivered. The term of the leases is 52 months and the ROU asset recognized for the leases of vehicles delivered as of September 30, 2023 was $0.1 million.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization ROU assets	$1	$1	$1	$4
Total finance lease costs	$1	$1	$1	$4
Operating lease:
Operating lease costs	$93	$95	$278	$272
Short-term lease costs	—	—	—	7
Total operating lease expense	$93	$95	$278	$279

Maturities of the Company’s operating and finance leases, excluding short-term leases are as follows (in thousands):

	For the Nine Months Ended September 30, 2023
	Operating	Finance
2023 (remaining 3 months)	$97	$9
2024	390	37
2025	372	32
2026	366	27
2027	246	25
Thereafter	—	2
Total lease payments	1,471	132
Less imputed interest	(166)	(20)
Lease liability	$1,305	$112

The table below presents the weighted average remaining lease term and discount rates for the Company's leases as of September 30, 2023:

	For the Nine Months Ended September 30, 2023
	Operating	Finance
Weighted average remaining lease term	3.82	4.25
Weighted average discount rate	6.25%	7.75%

Note 7—Debt

On July 11, 2022, the Company voluntarily repaid its previous debt facility (the “Mezzanine Loan Agreement”) in full of $43.8 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of the Company’s outstanding debt obligations. The Company did not incur any prepayment penalties in connection with the repayment of the debt. The prepayment was made in full using restricted cash of $40.0 million, as well as cash on hand of $3.8 million for the final payment fee. For the year ended December 31, 2022, the Company recognized a $1.4 million loss on debt extinguishment which was made up entirely of non-cash unamortized debt issuance costs.

For the three and nine months ended September 30, 2022, the Company recognized interest expense related to the terminated facility of $0.1 million and $2.2 million, respectively of which $0.1 million and $1.6 million, respectively was interest on the term loan and $0.0 million and $0.6 million, respectively was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

On July 26, 2023 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the “Initial Lender”), as a lender, and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”), and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the “Loan Facility”), of which $50.0 million was made available on the Closing Date ("Initial Commitment Amount"), up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to the Company's achievement of certain revenue targets. Amounts borrowed under the Loan Facility will mature on July 26, 2028. On July 26, 2023, the Company closed on the Initial Commitment Amount, resulting in net proceeds to the Company of approximately $44.1 million after payment of certain fees and transaction related expenses of $5.9 million. During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid or will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

On the Closing Date, the Company also issued the Initial Lender warrants to purchase up to 518,551 shares of the Company’s common stock, at an exercise price of $6.0264 per share, which has as a term of 10 years from the issuance date. The warrants were deemed to be classified as equity per the guidance ASC 815 Derivatives and Hedging. The proceeds from the debt transaction were allocated among the two instruments based on their relative fair values. The relative fair value of the warrants was determined to be $2.0 million and the fair value was determined to be $2.4 million based on the black-scholes valuation technique and the key assumptions used were as follows: (i) an expected term of 10 years, (ii) an expected volatility of 94.86%, (iii) a risk free rate of 3.86% and (iv) no estimated dividend yield.

The Loan Facility will be classified as non-current debt at issuance as the Company does not currently intend to repay amounts borrowed under the Loan Facility prior to the maturity date of July 26, 2028 and believes that the probability of any acceleration of the Loan Facility is not probable at September 30, 2023. The Company has incurred debt discount and issuance costs of $10.4 million, that are classified as a contra-liability on the condensed balance sheet. The debt discount and issuance costs consists of $5.9 million paid in cash during the three months ended September 30, 2023 and the final payment fee of $2.5 million, classified as a long-term liability and the fair value of the warrants of $2.0 million, classified as equity on the condensed balance sheet.

For the three and nine months ended September, 2023, the Company recognized interest expense related to the Credit Agreement of $1.6 million, of which $1.3 million was interest on the term loan and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of September 30, 2023 (in thousands):

Gross proceeds	$50,000
Accrued final payment fee	2,500
Unamortized debt discount and issuance costs	(10,099)
Total short-term debt, net	$42,401

Note 8—Stockholders' Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of September 30, 2023 and December 31, 2022. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

Warrants

The following table summarizes the Company’s outstanding warrants as of September 30, 2023:

	As of September 30, 2023
	Number of warrants	Exercise Price	Expiration Date
Pre-funded warrants pursuant to common stock issuance	4,064,814	$0.0001	No expiration
Warrants issued with OrbiMed debt facility	518,551	$6.0264	7/25/2033

Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s condensed statements of operations for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$8,438	$1,064	$10,223	$2,709
Research and development	1,225	349	2,078	1,105
Total stock-based compensation	$9,663	$1,413	$12,301	$3,814

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2022	3,932,779	$8.99	7.8	$3,952,803
Granted	1,578,836	6.66
Exercised	(8,000)	0.90
Forfeited and Expired	(6,600)	5.13
Outstanding as of September 30, 2023	5,497,015	$8.34	7.4	$455,190
Options vested and exercisable as of September 30, 2023	2,898,680	$9.12	6.1	$245,112

As of September 30, 2023, the total unrecognized compensation related to unvested stock option awards granted was $13.1 million, which the Company expects to recognize over a weighted average period of 2.7 years.

Restricted Stock

In November 2019 and August 2020 the Company granted 300,000 and 250,000 restricted stock units ("RSU"), respectively, to its executive officers of which 125,000 were forfeited. 50% of the remaining RSUs vested upon receipt of regulatory approval of YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the “Approval Date”) and 50% will vest on the one year anniversary of the Approval Date subject to the holders’ continuous service through each applicable date.

In March 2023, the Company granted 698,000 RSUs, 50% of which vested upon the first commercial sale of YCANTH (VP-102) on August 24, 2023 (the “First Sale Date”) and 50% will vest on the one year anniversary of the First Sale Date subject to the holders’ continuous service through each applicable date. Shares of common stock related to the 349,000 of RSUs which vested on the First Sale Date will not be issued until the Company's trading window opens.

The following is a summary of activity of the Company's RSUs for the nine months ended September 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2022	425,000	$11.68
Granted	698,000	7.58
Forfeited	—	—
Vested	(561,500)	9.13
Nonvested as of September 30, 2023	561,500	$9.13

Compensation expense of $8.2 million was recognized during the three and nine months ended September 30, 2023 related to the vested RSUs based on the fair market value at the date of grant. As of September 30, 2023, the remaining unrecognized compensation expense related to the restricted stock units was $2.1 million, which the Company expects to recognize over a weighted average service period of 0.5 years now that vesting of these awards is probable.

Note 9—Related Party Transactions

Prior to the completion of the initial public offering of the Company’s common stock in June 2018, the Company was controlled by PBM VP Holdings, LLC (“PBM VP Holdings”), an affiliate of PBM Capital Group, LLC (“PBM”). Paul B. Manning, who is the Chairman and Chief Executive Officer of PBM and the current chairman of the Company’s Board of Directors, and certain entities affiliated with Mr. Manning, continue to be the Company’s largest stockholder on a collective basis.

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

For the three months ended September 30, 2023 and 2022, the Company recognized expenses under the SA of $15,000 and $20,000 respectively, of which $9,000 and $12,000, respectively, were included in selling, general and administrative expenses and $6,000 and $8,000, respectively, were included in research and development expenses. For each of the nine months ended September 30, 2023 and 2022, the Company recognized expenses under the SA of $45,000, of which $27,000 were included in selling, general and administrative expenses and $18,000 were included in research and development.

As of September 30, 2023, the Company had a $5,000 outstanding payable due to PBM and its affiliates.

On September 8, 2022, the Company entered into a clinical service agreement with Clinical Enrollment LLC which is controlled by Bryan Manning, the son of Paul B. Manning, who is the current chairman of the Company's Board of Directors. Paul B. Manning along with certain entities affiliated with Mr. Manning, are the Company's largest stockholder on a collective basis. Pursuant to the clinical service agreement, Clinical Enrollment LLC may provide recruiting support services for the Company's VP-315 clinical trial. No fees were due under the agreement until a minimum number of patients are enrolled in the clinical trial by the vendor. Compensation of $30,000 was recognized during the year ended December 31, 2022 for the development and production fee of media, video, and web to support recruitment services. After meeting the minimum enrollments, compensation includes a $15,000 fee per eligible patient enrolled in the trial. Compensation of $0.1 million of expenses were incurred for the nine months ended September 30, 2023, all of which was classified as research and development expenses with no outstanding payables.

Note 10—Commitments and Contingencies

Litigation

On June 6, 2022, plaintiff Kranthi Gorlamari (“Gorlamari”) filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors (“Defendants”). Gorlamari filed an amended complaint on January 12, 2023. The amended complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. Briefing on Defendants’ motion to dismiss the amended complaint was completed on May 23, 2023. The litigation is still in the early stages, and the Company intends to vigorously defend itself against these allegations.

The Company is also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.

Supply Agreement and Purchase Order

On July 16, 2018, the Company entered into a supply agreement with a supplier of crude cantharidin material. All executed purchase orders for crude cantharidin in the ordinary course of business are expected to be covered under the terms of the supply agreement. Pursuant to the supply agreement, the supplier has agreed that it will not supply cantharidin, any beetles or other raw material from which cantharidin is derived to any other customer in North America, subject to specified minimum annual purchase orders and forecasts by the Company. The supply agreement had an initial five-year term, and now renews for successive annual periods absent termination by either party in accordance with the terms of the supply agreement. Each party also has the right to terminate the supply agreement for other customary reasons such as material breach or bankruptcy.

During 2022 and 2021, the Company executed a purchase order pursuant to which the Company agreed to purchase $0.7 million and $0.8 million, respectively of crude cantharidin material and made prepayments of $0.7 million and $0.8 million in each year against the purchase orders. As of September 30, 2023, the Company has received the shipments for the purchases during 2022 and 2021. The 2022 and 2021 executed purchase orders of crude cantharidin were received in June 2023 and April 2023, respectively. As of December 31, 2022, the balance sheet reflects prepaid expense of $1.5 million. The Company agreed to purchase an additional $0.7 million of crude cantharidin during the three months ended September 30, 2023, of which $0.1 million was classified in prepaid expenses on the condensed balance sheet as of September 30, 2023.

Note 11—License and Collaboration Agreements

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized billed and unbilled collaboration revenue of $0.1 and $0.3 million, respectively for the three months ended September 30, 2023 and 2022 and $0.3 and $1.0 million, respectively for the nine months ended September 30, 2023 and 2022, respectively related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

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

Overview

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. We are primarily focused on developing clinician administered therapies in areas of high unmet need. Our current product pipeline consists of one approved product, YCANTH solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older, as well as three product candidates: (i) VP-102, a propriety drug-device combination that contains a GMP-controlled formulation of cantharidin which is being developed for potential use in treating external genital warts and common warts, (ii) VP-315, an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, and (iii) VP-103, a second cantharidin based drug device combination for the potential treatment of plantar warts.

On July 21, 2023, the U.S. Food and Drug Administration, or FDA, approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. There are currently no other products approved by the FDA, nor is there an established standard of care for this disease, resulting in significant undertreated populations. Molluscum and common warts are two of the largest unmet needs in dermatology. YCANTH is the first FDA-approved product for the treatment of molluscum and has the potential for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation. Physicians obtain YCANTH in two primary ways, either through a “white bag” service with our specialty pharmacy partner or on a buy and bill basis through our distribution partner, FFF Enterprises. YCANTH is currently reimbursed under a miscellaneous J-code, which we expect will be replaced by an assigned permanent J-code by January 2024, which we expect will be published by April 2024. In addition, YCANTH has been granted a C-code which is used by hospitals and clinics on a temporary basis until our permanent J-code is assigned. To date, we have reached over 112 million covered lives in the United States through positive insurance payor coverage decisions.

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

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of VP-102 for the treatment of verruca vulgaris, or common warts. Based on results of our Phase 2 trial we are evaluating the timing and design of a Phase 3 trial of VP-102 for the treatment of common warts. We held a Type C meeting on November 6, 2023 on common warts clinical trials and the FDA is expected to issue meeting minutes within 30 days of the meeting.

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

On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled collaboration revenue of $0.1 and $0.3 million, respectively for the three months ended September 30, 2023 and 2022 and $0.3 and $1.0 million, for the nine months ended September 30, 2023 and 2022, respectively related to supplies and development activity pursuant to this agreement.

In August 2020, we entered into an exclusive license agreement with Lytix Biopharma AS, or Lytix, pursuant to which we obtained a worldwide, license for certain technology of Lytix to develop VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma.

We have commercially launched YCANTH in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians. We also plan to advance VP-102 for common warts and external genital warts through a separate regulatory approval process. In the future, we also intend to pursue commercialization for YCANTH, as well as VP-102 for common warts and genital warts, in additional geographic regions, either alone or together with a strategic partner.

Since our inception in 2013, our operations have focused on developing VP-102, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

On July 26, 2023, we entered into a Credit Agreement with OrbiMed (the “Initial Lender”), and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125 million (the “Loan Facility”), of which we borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to our achievement of certain revenue targets. Amounts borrowed under the Loan Facility will mature on July 26, 2028. On the Closing Date, we also issued the Initial Lender a warrant to purchase up to 518,551 shares of our common stock, at an exercise price of $6.0264 per share, which shall have a term of 10 years from the issuance date.

As of September 30, 2023, we had cash and cash equivalents of $84.3 million. We believe that our existing cash and cash equivalents as of September 30, 2023, will be sufficient to support our planned operations into the first quarter of 2025.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2023 and 2022, our net loss was $42.4 million and $18.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $205.8 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue commercialization of YCANTH;
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
•
pursue regulatory approvals for VP-102 for the treatment of common warts, external genital warts, or any other indications we may pursue for VP-102, as well as for VP-103 or VP-315;
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

Components of Results of Operations

Product Revenue, Net

We recognize revenue from sales of YCANTH, or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH became available for commercial sale and shipment to patients with a prescription in the United States in the three months ended September 30, 2023. We sell the Product to a pharmaceutical wholesaler/distributor, or the Customer who in turn sells the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customer.

Gross product sales are reduced by corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “Product revenue, net” in the accompanying consolidated statements of operations. Product revenue, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations, or

GPOs, administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.

Each of the GTN estimate categories are discussed below:

Product Returns Allowances: The Customer is contractually permitted to return purchased Product in certain circumstances. We estimate expected returns based on our review of similar products in the industry. As historical data for returns of the Product becomes available over time, we will utilize historical return rates of the Product in making our estimates. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.

Government Chargebacks: The Product is subject to pricing limits under certain federal government programs, including Medicare and the 340B drug pricing program. Qualifying entities, or the End-Users, purchase the Product from the Customer at their applicable qualifying discounted price. The chargeback amount we incur represents the difference between our contractual sales price to the Customer and the end-user’s applicable discounted purchase price under the government program.

Medicaid Rebates: The Product is subject to state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with the Product is covered under Medicaid, resulting in a discounted price for the Product under the applicable Medicaid program. The Medicaid rebate accrual calculations require us to project the magnitude of our sales, by state, that will be subject to these rebates.

Patient Assistance: We offer a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with YCANTH that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of our products for various commercial services including contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of our applicable sales.

Collaboration Revenue

Collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in sales, executive and administrative functions, including stock-based compensation, travel expenses and recruiting expenses. Other selling, general and administrative expenses include cost of samples, sponsorships, consumer and health care professional marketing and advertising expense, insurance costs, and professional fees for audit, tax and legal services.

We anticipate that our selling, general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, and commercialize YCANTH. We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of YCANTH for the treatment of molluscum contagiosum, potential follow-on indications for VP-102 and our other product candidates. We expense research and development costs as incurred. These expenses include:

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from YCANTH or our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH received FDA approval. Pursuant to the supply agreement, we purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed API. The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other VP-102 product candidates. In addition, we purchased other components and services related to YCANTH for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH will initially reflect a lower average per unit cost of materials over approximately the next nine months as previously expensed inventory is utilized for commercial production and sold to customers. If we included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for the three and nine months ended September 30, 2023 would have been $0.3 million.

Cost of Collaboration Revenue

The costs of collaboration revenue consists of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	Change
Total revenue
Product revenue, net	$2,792	$—	$2,792
Collaboration revenue	125	8,319	(8,194)
Total revenue	2,917	8,319	(5,402)
Operating expenses:
Selling, general and administrative	20,054	3,925	16,129
Research and development	6,510	2,780	3,730
Cost of product revenue	145	—	145
Cost of collaboration revenue	125	166	(41)
Total operating expenses	26,834	6,871	19,963
(Loss) income from operations	(23,917)	1,448	(25,365)
Other income (expense):
Interest income	822	148	674
Interest expense	(1,657)	(81)	(1,576)
Loss on extinguishment of debt	—	(1,437)	1,437
Other (expense) income	(50)	5	(55)
Total other expense, net	(885)	(1,365)	(902)
Net (loss) income	$(24,802)	$83	$(24,885)

Product Revenue, Net

Product revenue, net was $2.8 million for three months ended September 30, 2023 and relates to the initial delivery of YCANTH to FFF, our distribution partner. As YCANTH, our first FDA approved product, became available for commercial sale and shipment to patients in the three months ended September 30, 2023, we did not recognize any product revenue prior to that point.

Collaboration Revenue

Collaboration revenue was $0.1 and $8.3 million, respectively for each of the three months ended September 30, 2023 and 2022. Revenue for the three months ended September 30, 2023 is related to clinical supplies and development activity provided to Torii pursuant to the Clinical Supply Agreement entered into on March 7, 2022. For the three months ended September 30, 2022, collaboration revenue was related to an $8.0 million milestone payment and $0.3 million related to clinical supplies and development activity provided to Torii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.1 million for the three months ended September 30, 2023, compared to $3.9 million for the three months ended September 30, 2022. The increase of $16.1 million was primarily a result of higher expenses related to commercial activities for YCANTH including increased marketing and sponsorship costs of $3.7 million, increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force in the three months ended September 30, 2023 of $3.8 million as well as $7.4 million related to vesting of restricted stock units.

Research and Development Expenses

Research and development expenses were $6.5 million for the three months ended September 30, 2023, compared to $2.8 million for the three months ended September 30, 2022. The increase of $3.7 million was primarily attributable to an increase in clinical costs for VP-315 of $1.4 million, increased chemistry, manufacturing and control, or CMC, costs of $0.9 million related to pre-approval activity and increased stock compensation expense of $0.8 million related to vesting of restricted stock units upon FDA approval and commercial launch of YCANTH.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended September 30, 2023 and 2022. We did not incur any research and development expense for VP-103 during the three months ended September 30, 2023 or 2022. Unallocated expenses include compensation and other personnel related costs. Stock compensation expense included $0.8 million related to vesting of restricted stock.

	For the Three Months Ended September 30,
	2023	2022	Change
YCANTH and VP-102	$898	$929	$(31)
VP-315	2,847	504	2,343
Stock based compensation	1,225	349	876
Other unallocated expenses	1,540	998	542
Research and development expense	$6,510	$2,780	$3,730

Interest Income

Interest income was $0.8 million for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2022, primarily due to higher cash balance and increased interest rates.

Interest Expense

Interest expense of $1.7 million for the three months ended September 30, 2023 consisted of interest expense pursuant to the OrbiMed Credit Agreement entered into on July 26, 2023 as noted in Note 7. Interest expense for the three months ended September 30, 2022 consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements. On July 11, 2022 we voluntarily repaid the Mezzanine Loan Agreement.

Loss on Extinguishment of Debt

For the three months ended September 30, 2022, we recognized a $1.4 million loss on debt extinguishment which was made up entirely of non-cash unamortized debt issuance costs as a result of the voluntary repayment of the Mezzanine Loan Agreement on July 11, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	Change
Revenue:
Product revenue, net	$2,792	$—	$2,792
Collaboration revenue	344	8,964	(8,620)
Total revenue	3,136	8,964	(5,828)
Operating expenses:
Selling, general and administrative	30,310	14,216	16,094
Research and development	14,975	9,170	5,805
Cost of product revenue	145	—	145
Cost of collaboration revenue	329	663	(334)
Total operating expenses	45,759	24,049	21,710
Loss from operations	(42,623)	(15,085)	(27,538)
Other income (expense):
Interest income	1,948	190	1,758
Interest expense	(1,657)	(2,172)	515
Loss on extinguishment of debt	—	(1,437)	1,437
Other expense	(49)	(51)	2
Total other income (expense)	242	(3,470)	3,712
Net loss	$(42,381)	$(18,555)	$(23,826)

Product Revenue, Net

Product revenue, net was $2.8 million for the nine months ended September 30, 2023. As YCANTH, our first FDA approved product, became available for commercial sale in the three months ended September 30, 2023, we did not recognize any product revenue in the three and nine months ended September 30, 2022.

Collaboration Revenue

Collaboration revenue was $0.3 million for the nine months ended September 30, 2023 compared to $9.0 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022 collaboration revenue included $0.3 and $1.0 million, respectively, related to clinical supplies and development activity provided to Torii pursuant to the Clinical Supply Agreement entered into on March 7, 2022. The nine month period ended September 30, 2022 also included license revenue related to an $8.0 million milestone payment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.3 million for the nine months ended September 30, 2023 compared to $14.2 million for the nine months ended September 30, 2022. The increase of $16.1 million was primarily a result of higher expenses related to commercial activities for VP-102 including increased marketing and sponsorship costs of $4.1 million, increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force in the three months ended September 30, 2023 of $2.5 million as well as $7.4 million related to vesting restricted stock units and increased legal costs of $0.7 million.

Research and Development Expenses

Research and development expenses were $15.0 million for the nine months ended September 30, 2023, compared to $9.2 million for the nine months ended September 30, 2022. The increase of $5.8 million was primarily attributable to an increase of $5.4 million in CMC and clinical costs related to our development of VP-102 for molluscum, common warts and external genital warts and increased stock compensation expense of $0.8 million related to vesting of restricted stock upon FDA approval and commercial launch partially offset by a payment made to Lytix upon the achievement of a regulatory milestone for VP-315 of $1.0 million during the nine months ended September 30, 2022.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the nine months ended September 30, 2023 and 2022. We did not incur any research and development expense for VP-103 during the nine months ended September 30, 2023 or 2022. Unallocated expenses include compensation and other personnel related costs.

	For the Nine Months Ended September 30,
	2023	2022	Change
YCANTH and VP-102	$4,817	$1,914	$2,903
VP-315	4,095	2,529	1,566
Stock based compensation	2,078	1,106	972
Other unallocated expenses	3,985	3,621	364
Research and development expense	$14,975	$9,170	$5,805

Interest Income

Interest income was $1.9 million for the nine months ended September 30, 2023 compared to $0.2 million for the nine months ended September 30, 2022 primarily due to higher cash balance and increased in higher interest rates.

Interest Expense

Interest expense of $1.7 million for the nine months ended September 30, 2023 consisted of interest expense pursuant to the OrbiMed Credit Agreement entered into on July 26, 2023 as noted in Note 7 to our condensed financial statements. Interest expense for the nine months ended September 30, 2022, consisted of interest expense on the Mezzanine Loan Agreement as noted in Note 7 to our condensed financial statements. On July 11, 2022 we voluntarily repaid the Mezzanine Loan Agreement.

Loss on Extinguishment of Debt

For the nine months ended September 30, 2022, we recognized a $1.4 million loss on debt extinguishment which was made up entirely of non-cash unamortized debt issuance costs as a result of the voluntary repayment of the Mezzanine Loan Agreement on July 11, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock in our IPO, receiving aggregate gross proceeds of $123.2 million and most recently, $28.1 and $26.9 million in net proceeds from issuance of common stock in follow-on offerings in March 2021 and July 2022, respectively, and $20.0 million from the Torii Agreement. In February 2023, we closed an underwritten offering of 750,000 shares of our common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in total net proceeds of $30.3 million, after deducting underwriting discounts and commissions, and offering expenses.

As of September 30, 2023, we had cash and cash equivalents of $84.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. Our first commercial sale of YCANTH occurred in August 2023 to FFF, our sole specialty pharmacy distributor.

On July 26, 2023, we entered into the Credit Agreement which provides for a $125.0 million Loan Facility. We borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to our achievement of certain revenue targets. Amounts borrowed under the Loan Facility will mature on July 26, 2028.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(24,070)	$(13,696)
Net cash (used in) provided by investing activities	(135)	47,287
Net cash provided by (used in) financing activities	74,240	(16,870)
Net increase in cash and cash equivalents	$50,035	$16,721

Operating Activities

During the nine months ended September 30, 2023, operating activities used $24.1 million of cash, primarily resulting from a net loss of $42.4 million partially offset by non-cash stock-based compensation of $12.3 million. Net cash provided by changes in operating assets and liabilities consisted primarily of a decrease in prepaid and other assets of $1.0 million and an increase in accounts payable and accrued expenses of $7.8 million partially offset by an increase in accounts receivable of $3.9 million.

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

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities of $0.1 million was primarily due to purchase of fixed assets.

During the nine months ended September 30, 2022, net cash provided by investing activities of $47.3 million was primarily due to sales and maturities of marketable securities of $52.0 million partially offset by purchases of marketable securities of $4.5 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities of $74.2 million was primarily related to net cash proceeds of $44.1 million from the OrbiMed Credit Agreement and proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

During the nine months ended September 30, 2022, net cash used in financing activities of $16.9 million was primarily related to repayment of outstanding debt of $43.8 million partially offset by proceeds of $26.9 million, net of issuance costs, from the issuance of common stock

Funding Requirements

Our first commercial sale of YCANTH occurred in August 2023 to FFF, our specialty pharmacy distributor. While we expect to generate revenue from the sale of YCANTH, we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate commercialization of YCANTH and continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. Following the approval of YCANTH, for the treatment of molluscum contagiosum, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents of $84.3 million as of September 30, 2023, will be sufficient to support our planned operations into the first quarter of 2025. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, YCANTH, and our other product candidates, if approved, may not achieve commercial success. Our commercial revenues will be derived solely from sales of YCANTH in the near term. We may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations and Commitments

As of September 30, 2023, there have been no material changes to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item. 1 Legal Proceedings

On June 6, 2022, plaintiff Kranthi Gorlamari, or Gorlamari, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors (“Defendants”). Gorlamari filed an amended complaint on January 12, 2023. The amended complaint alleges that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Gorlamari and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. Briefing on Defendants' motion to dismiss the amended complaint was completed on May 23, 2023. The litigation is still in the early stages, and we intend to vigorously defend itself against these allegations.

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

We are subject to a number of affirmative and restrictive covenants pursuant to the Credit Agreement, which limit or restrict our ability to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, we are required to maintain at least $10 million of unrestricted cash and cash equivalents at all times. Our obligations under the Credit Agreement are subject to acceleration upon the occurrence of an event of default (subject to notice and grace periods). We are currently in compliance with the Credit Agreement covenants. If we are unable to achieve certain milestones, generate sufficient revenue and raise additional capital through a combination of equity offerings, debt financings and license and collaboration agreement we will no longer be in compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1^+	Credit Agreement, dated as of July 26, 2023, by and between Verrica Pharmaceuticals, Inc. and Orbimed Royalty & Credit Opportunities IV, LP

10.2^+	Pledge and Security Agreement, dated as of July 26, 2023, by and between Verrica Pharmaceuticals, Inc. and Orbimed Royalty & Credit Opportunities IV, LP

10.3	Warrant Certificate, dated as of July 26, 2023, by and between Verrica Pharmaceuticals, Inc. and Orbimed Royalty & Credit Opportunities IV, LP

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

^ Portions of this exhibit (indicated by ***) have been omitted because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

+ Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERRICA PHARMACEUTICALS INC.

November 9, 2023	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)