Form 10-K
period 2023-12-31
Verrica Pharmaceuticals Inc.
filed 2024-02-29
CIK 1660334

35

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Verrica Pharmaceuticals Inc.’s voting and non-voting common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $5.76 as reported on the Nasdaq Global Market on that date was approximately $152.4 million.

As of February 23, 2024, the registrant had 42,418,553 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Philadelphia, PA

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

• our expectations regarding the commercialization of YCANTH (formerly referred to as VP-102) for the treatment of molluscum contagiosum as well as our plans to develop and commercialize our product candidates;

• the timing of our planned clinical trials for our product candidates;

• our ability to maintain regulatory approvals for YCANTH (VP-102) for the treatment of molluscum contagiosum or obtain approval for additional indications for YCANTH (VP-102) for the treatment of external genital warts and, common warts and our other product candidates;

• the clinical utility of our product candidates;

• our commercialization, marketing and manufacturing capabilities and strategy;

• our expectations about the willingness of healthcare professionals to use YCANTH (VP-102) for the treatment of molluscum contagiosum and any of our product candidates;

• our expectations about third-party payors to reimburse or patients to pay for YCANTH (VP-102) for the treatment of molluscum contagiosum and any of our product candidates;

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

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to "the Company," "we," "our," "ours," "us" or similar terms refer to Verrica Pharmaceuticals Inc. "Verrica," the Verrica logo, YCANTH (VP-102) and other trademarks or service marks of Verrica Pharmaceuticals Inc. appearing in this Annual Report are the property of Verrica Pharmaceuticals Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. We are primarily focused on developing clinician administered therapies in areas of high unmet need. Our current product portfolio consists of one approved product with several potential follow-on indications, as well as two additional pipeline products. Our commercial product, YCANTH (formerly referred to as VP-102), was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are also developing YCANTH for potential follow-on indications for the treatment of common warts and external genital warts. Our two additional product candidates are: (i) VP-315 an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, and (ii) VP-103, a second cantharidin based drug device combination for the potential treatment of plantar warts.

YCANTH (VP-102) - Treatment of Molluscum Contagiosum

On July 21, 2023, YCANTH (VP-102) (cantharidin) 0.7% topical solution was the first product approved by the FDA for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. We launched commercial operations in August 2023 with 60 sales representatives targeting dermatologists, pediatric dermatologists, and large pediatric group practices.

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

We believe that YCANTH (VP-102) has the potential for its active pharmaceutical ingredient, or API, to be characterized as a new chemical entity, or NCE, with the five years of non-patent regulatory exclusivity associated with that designation and will be listed in the Orange Book in the future. We also believe YCANTH (VP-102) has the potential to qualify for pediatric exclusivity in common warts, which would provide for an additional six months of non-patent exclusivity.

Physicians obtain YCANTH (VP-102) in two primary ways, either through a “white bag” service with our specialty pharmacy partners (Nufactor and Walgreens) or on a buy and bill basis through our distribution partner, FFF Enterprises. YCANTH (VP-102) is currently reimbursed under a miscellaneous J-code, which will be replaced by an assigned permanent J-code (J7354), which is scheduled to become effective on April 1, 2024. In addition, YCANTH (VP-102) has been granted a C-code which is used by hospitals and clinics on a temporary basis until our permanent J-code is published in April 2024. To date, we have reached over 200 million covered lives in the United States through positive insurance payor coverage decisions.

YCANTH (VP-102) - Treatment of Common Warts

We are also developing YCANTH (VP-102) for the treatment of common warts. Common warts typically result in greater than 1 lesion. We estimate approximately 22 million people in the United States have common warts and the total addressable U.S. market to be over $1 billion with an estimated 2 million patient visits for common warts each year. In the United States, approximately 50% of the patients who seek treatment for common warts are children, and approximately 25% of common warts patients are treated by pediatricians. We believe that the common wart patient opportunity in the European Union and Asia is at least as large as that in the United States. There are currently no FDA-approved products indicated for the treatment of common warts. While common warts can be treated with slow acting, over-the-counter products, the warts tend to be highly refractory and a cause for multiple consultations. We believe that cantharidin’s role as a widely recognized and effective blistering agent for the treatment of skin lesions, coupled with YCANTH (VP-102)’s safety and efficacy data in clinical trials for the treatment of molluscum and convenient ease of administration, will allow YCANTH (VP-102) to address many of the shortcomings associated with current over-the-counter therapies. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of YCANTH (VP-102) for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of YCANTH (VP-102) in subjects with up to six warts.

We held a Type C meeting with FDA on clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting resulted in gaining alignment on the design of a pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts. We continue to evaluate the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of common warts and we plan to seek additional guidance from the FDA in the second quarter of this year.

YCANTH (VP-102) - Treatment of External Genital Warts

In addition, we are also developing YCANTH (VP-102) for the treatment of external genital warts, or EGW. EGW is a viral skin disease caused by the human papilloma virus, or HPV, which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of EGW. We completed a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of YCANTH (VP-102) in patients with EGW in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of YCANTH (VP-102) for the treatment of EGW. An end of Phase 2 meeting was held with the FDA in May 2021. Based on results of the Phase 2 trial, we are evaluating the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of EGW.

VP-315 - Treatment of Dermatological Oncology

We are also developing VP-315 for the treatment of dermatological oncology indications. We obtained an exclusive worldwide license from Lytix BioPharma AS, or Lytix, to develop and commercialize VP-315 for dermatologic oncology indications, including non-metastatic melanoma and non-metastatic Merkel cell carcinoma, and we intend to focus initially on basal cell carcinomas as the lead indications for development. Basal cell carcinoma is the most common form of cancer in the U.S., and incidence is rising worldwide. There are approximately 3-4 million diagnoses of basal cell carcinomas in the U.S. each year, with a high unmet need for new treatment options.

The FDA accepted our Investigational New Drug application, or IND, for VP-315 in November 2021. In April 2022, we dosed the first patient in Part 1 of a three-part Phase 2, multicenter, open-label, dose-escalation proof-of-concept trial with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy in subjects with biopsy proven basal cell carcinoma. In Part 1 of the trial, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023. In June 2023, the protocol was amended to remove Part 3 of the trial and to expand Part 2. The last patient in Part 2 of the trial was dosed in December 2023 and we expect top-line results in the first half of 2024.

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

Except as provided for in the Torii Agreement, described below, we retain exclusive royalty-free rights to YCANTH (VP-102) and VP-103 across all indications.

License Agreements

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain YCANTH (VP-102) for the treatment of molluscum contagiosum and common warts in Japan. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of YCANTH (VP-102) (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue for the year ended December 31, 2022. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. We recognized collaboration revenue of $0.5 million for the year ended December 31, 2023 related to supplies and development activity pursuant to this agreement.

In August 2020, we entered into an exclusive license agreement with Lytix pursuant to which we obtained an exclusive worldwide license for certain technology of Lytix to develop VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma.

Our Product and Product Candidates

Our Pipeline

The following table summarizes our product and product candidates. Except as provided by the Torii Agreement, we retain exclusive, royalty-free rights for VP-102 (YCANTH) and VP-103.

(a)
Type C meeting held with FDA held on clinical development plan for YCANTH's (VP-102) Common Warts indication on November 6, 2023. Meeting resulted in gaining alignment on the design of a pivotal Phase 3 development plan to evaluate YCANTH™ for the treatment of Common Warts.
(b)
Timing for initiating clinical trials for External Genital Warts and Plantar Warts to be determined.
(c)
License excludes metastatic melanoma and metastatic Merkel cell carcinoma. Phase 2 trial initiated in April 2022 for the treatment of Basal Cell Carcinoma

Our Product : YCANTH (VP-102) for the Treatment of Molluscum

YCANTH (VP-102) is the first FDA-approved product for the treatment of molluscum and we believe it has the potential for its API to be characterized as a NCE, with the five years of non-patent regulatory exclusivity associated with that designation. YCANTH (VP-102) is a proprietary drug-device combination of a novel 0.7% w/v topical solution of cantharidin administered through our single-use precision applicator. Physicians obtain YCANTH (VP-102) in two primary ways, either through a “white bag” service with our specialty pharmacy partners, Nufactor and Walgreens, or on a buy and bill basis through our distribution partner, FFF Enterprises. YCANTH (VP-102) is currently reimbursed under a miscellaneous J-code, which will be replaced by an assigned permanent J-code (J7354) which we expect will be published by April 2024. In addition, YCANTH (VP-102) has been granted a C-code which is used by hospitals and clinics on a temporary basis until our permanent J-code is published in April 2024. To date, we have reached over 175 million covered lives in the United States through positive insurance payor coverage decisions.

We have designed YCANTH (VP-102) to address the significant limitations of current compounded cantharidin formulations for the treatment of molluscum, with respect to safety, purity, efficacy, stability and ease of administration. YCANTH (VP-102) contains the first GMP-controlled formulation of cantharidin with a defined pharmaceutical batch process and an API that is greater than 99% pure.

Our proprietary single-use applicator allows for precise application to each lesion. Our applicator contains a sealed glass ampule providing long-term room temperature stability without the changes in concentration due to evaporation seen in compounded formulations.

Commercial Strategy:

We commercialized YCANTH (VP-102) in the United States by building a specialized sales organization focused on pediatric dermatologists, dermatologists and select pediatricians. In the future, we may commercialize YCANTH (VP-102) for additional geographic regions, independently or with a strategic partner. For instance, on March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including VP-102 (YCANTH). Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

Based on a survey of 40 physicians that we commissioned prior to approval, 87% of physicians reported they would use YCANTH (VP-102) if the cost of the drug were covered. Furthermore, we commissioned market research and met with payor organizations representing over 200 million lives. The surveyed payors recognize that there has been a significant unmet need for molluscum and prior to the approval of YCANTH (VP-102), a lack of effective treatments. YCANTH (VP-102) is covered by insurance payors representing over 200 million lives with minimal to no restrictions. We believe dermatologists tend to be particularly focused on the safety of pharmaceutical products because, while skin diseases can have profound effects on patients’ quality of life, few are life-threatening. As a result, we believe that dermatologists, as well as their patients, often prefer to use topical treatments when possible to limit the risk of systemic side effects. Dermatologists also tend to place a high level of emphasis on products that are easy to use because they often manage high volumes of patients. We believe this also contributes to a general preference for topical treatments. Finally, in our experience, dermatologists tend to engage with sales and medical affairs personnel from the pharmaceutical industry regarding the scientific evidence supporting dermatology products and the challenges experienced by physicians and patients in the use of these products. Dermatologists often rely on trusted relationships with scientifically oriented, customer-focused sales representatives who can provide them with the necessary information to support their use of appropriate treatments.

Marketing Strategy:

We are focused on expanding product awareness and adoption of YCANTH (VP-102) across both healthcare professionals, or HCPs, and consumers segments. HCP marketing initiatives focus on driving adoption through targeted initiatives like peer-to-peer education, data-driven digital advertising, and customized sales representative programs tailored to practice needs such as understanding insurance coverage and product acquisition. Consumer marketing initiatives focus on expanding both diagnosed and treated patient populations through strategic social media advertising, sharing impactful patient testimonials, and leveraging trusted influencer partnerships.

Sales Strategy:

We have built a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians. Physicians obtain YCANTH (VP-102) in two primary ways, either through a “white bag” service with our specialty pharmacy partner or on a buy and bill basis through our distribution partner, FFF Enterprises.

We believe our scientifically oriented, customer-focused team of approximately 60 sales representatives allows us to reach the approximately 400 pediatric dermatologists and 9,000 dermatologists in the United States with the highest potential for using YCANTH (VP-102). We have announced plans to expand our field force by 20 sales representatives to 80 total sales representatives, with additional planned hires in our dermatology field force and hospital field force, as well as additional pediatric sales representatives.

Market Access:

Our cross functional, payer and reimbursement account team has focused efforts in all channels, including, commercial, Medicaid and Managed Medicaid. Since launch, the team has secured coverage for YCANTH (VP-102) in over 200 million lives in the United States, with assignment to both the pharmacy benefit and medical benefit. Following the review of our application to Centers for Medicare & Medicaid Services (CMS) Healthcare Common Procedure Coding System (HCPCS) Application and the fourth quarter 2023 Drug and Biological HCPCS code application review cycle YCANTH (VP-102) we received a new HCPCS Level II code J7354, “Cantharidin for topical administration, 0.7%, single unit dose applicator (3.2 mg)” with an effective date of April 1, 2024. The primary method of acquiring YCANTH (VP-102) is though our distribution partner, FFF Enterprises, Inc., or FFF, which is supported by our patient services hub. Y-Access for benefits investigations and co-pay fulfillment. YCANTH (VP-102) can also be obtained through our specialty pharmacy network that includes Nufactor and Walgreens. We also executed a distribution agreement with DMS Pharmaceutical, a prime vendor to the U.S. Department of Defense, to provide YCANTH (VP-102) to U.S. military installations around the world.

Specialty Pharmacy:

Physicians obtain YCANTH (VP-102) in two primary ways, either through a “white bag” service with our specialty pharmacy partners, Nufactor and Walgreens, or on a buy and bill basis through our distribution partner, FFF Enterprises, or FFF. We recorded our first sales of YCANTH (VP-102) to FFF in the third quarter of 2023.

Manufacture of Commercial Supply:

We do not have any manufacturing facilities. We rely on, and expect to continue to rely on, third parties for the manufacture of YCANTH (VP-102) and our product candidates for preclinical studies and clinical trials and for the commercial manufacture of our drug products during the initial commercial phase. Manufacturing of the API for our product candidates requires a raw material that is derived from a natural source.

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

Pursuant to the Supply Agreement, we have provided the Supplier with purchase orders in 2018, 2019, 2021, 2022 and 2023 and may submit additional purchase orders from time to time, so long as the purchase orders are at least six months prior to the proposed delivery date. As of January 31, 2024, we held inventories of approximately 200,000 finished drug product applicators in various stages of completion and possessed total inventories in a combination of raw cantharidin and converted API adequate to produce over 19 million additional finished drug product applicators in the United States.

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

Competition:

The key competitive factors affecting the success of YCANTH (VP-102) are likely to be its efficacy, safety, convenience, pricing and stability. With respect to YCANTH (VP-102) for the treatment of molluscum, we will be primarily competing with therapies such as other topical products, curettage, cryotherapy, laser surgery, natural oils, off-label drugs, natural remedies and compounded unstandardized cantharidin. Under Section 503A of the Food, Drug, and Cosmetic Act, or FDCA, compounded topical cantharidin products with the same, similar or an easily substitutable dosage strength would be considered essentially copies of YCANTH (VP-102) and may not be compounded regularly or in inordinate amounts, subject to certain limited individual exceptions. These exceptions include if there is a difference between the compounded product and YCANTH (VP-102) that is made for an individual patient, and a prescribing practitioner determines produces a significant difference for that patient. In addition, pursuant to Section 503B of the FDCA, compounding facilities registered as outsourcing facilities are not be able to compound cantharidin products, unless there is a difference from YCANTH (VP-102) that produces a clinical difference for an individual patient, as determined by a prescribing practitioner.

In January 2024, the FDA also approved Zelsuvmi™ (berdazimer) for the treatment of molluscum contagiosum in patients 1 year and older. Zelsuvmi is expected to be commercially available in the second half of 2024.

Our Product Candidates

YCANTH (VP-102) for the Treatment of Common Warts

We are also developing YCANTH (VP-102) (which we formerly referred to as VP-102) for the treatment of common warts. Published studies and clinical use provide support for cantharidin as a safe and effective treatment for common warts. We believe that YCANTH (VP-102) has the potential to address many of the shortcomings associated with current therapies, including pain and discomfort, scarring, and lack of effectiveness. In addition, we believe YCANTH’s (VP-102) convenient ease of administration will differentiate it from existing alternative unapproved therapies.

We conducted an open-label Phase 2 clinical trial (COVE-1) to evaluate the efficacy, safety and tolerability of YCANTH (VP-102) in subjects with up to six common warts. In this study, there were two cohorts. Cohort 1 was conducted at a single site with 21 subjects age 2 years and older receiving up to 4 treatments with YCANTH (VP-102) at least 14 days between treatments with longer treatment intervals allowed at the discretion of the investigator depending on a specific subject’s clinical response. Cohort 2 was conducted at four sites with 35 subjects age 12 years and older receiving up to 4 treatments with YCANTH (VP-102) every 21 days. Paring of warts, a technique commonly used by dermatologists to prepare the wart for treatment, was allowed in Cohort 2 to remove any adherent thick scale from a wart prior to application of YCANTH (VP-102). The primary objective of both cohorts was to evaluate the efficacy of up to 4 dermal applications of YCANTH (VP-102) when applied to common warts by assessing the proportion of subjects achieving complete clearance of all treatable warts at Day 84. Complete clearance of warts at Day 84 for Cohort 1 was observed in 19.0% of subjects, and for Cohort 2 complete clearance was observed in 51.4% of subjects. By Day 84, there was a mean decrease from baseline in the number of warts of 31.2% for Cohort 1 subjects and 53.8% for Cohort 2 subjects. In both cohorts, the most frequently reported adverse events were anticipated application site skin reactions that were primarily mild or moderate in intensity, including vesicles, pain, erythema, pruritus, scabbing, dryness, edema, and post-inflammatory pigmentation changes. There were no deaths or serious adverse events reported, and there were no adverse events leading to trial drug discontinuation.

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

Based on results of our Phase 2 trial, we are evaluating the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of common warts. We held a Type C meeting with FDA on clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting resulted in gaining alignment on the design of a pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts and we plan to seek additional guidance from the FDA in the second quarter of this year.

YCANTH (VP-102) for the Treatment of External Genital Warts

We are also developing YCANTH (VP-102) for the potential treatment of EGW. EGW is a viral skin disease caused by HPV which forms lesions on the surface of the skin. An estimated 17% of the approximately 4.1 million patient visits for all types of warts are for the treatment of EGW. We believe YCANTH (VP-102) may have the potential to offer a safe and effective treatment for EGW because of the shared characteristics with molluscum. We completed a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of YCANTH (VP-102) in patients with EGW in June 2019, as summarized in the table below. In November 2020, we announced positive results from our Phase 2 clinical trial of YCANTH (VP-102) for the treatment of EGW.

The Phase 2 trial was comprised of two parts. The primary objective for Part A was to evaluate three regimens of application of YCANTH (VP-102) (2-hour, 6-hour, 24-hour duration of skin exposure) in subjects with EGW and identify the two best regimens by assessing safety and tolerability of YCANTH (VP-102) when administered topically after subjects completed a 48-hour assessment. The primary objective for Part B was to evaluate two regimens of application of YCANTH (VP-102) in subjects with EGW and identify the regimen with the best risk benefit profile when administered topically once every 21 days for up to 4 applications.

For the Part A and B intent-to-treat, or ITT, population, statistically significant complete clearance of EGW was observed for both YCANTH (VP-102) treatment groups versus their respective placebo treatment groups by treatment visit 4 and was maintained through Day 84 end of treatment, or EOT. Complete clearance of EGW was observed for subjects treated with YCANTH (VP-102) through the Follow-up Study Day 112 and the Day 147, end of study visit, or EOS, but the differences were not statistically significant versus subjects treated with placebo. For all primary and secondary efficacy endpoints analyzed, YCANTH (VP-102) was effective in reducing the number and size of EGW in this subject population, demonstrating statistical significance versus placebo. Efficacy results were comparable between the YCANTH (VP-102) 6-hour and YCANTH (VP-102) 24-hour treatment groups at Day 84 EOT. However, results of secondary and exploratory efficacy analyses demonstrated trends suggesting earlier response and sustained response of the YCANTH (VP-102) 24-hour treatment group. Both the YCANTH (VP-102) 6-hour and VP-102 24-hour treatment groups presented comparable and favorable safety profiles, with most adverse events being local skin responses related to the mechanism of action of cantharidin. The adverse event profile and efficacy demonstrated in this trial support the conclusion that the 24-hour exposure regimen represents an acceptable risk benefit profile, and the conduct of a larger placebo-controlled Phase 3 trial is warranted.

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

Based on the results of the Phase 2 trial, an end of Phase 2 meeting was held with the FDA in May 2021. Based on the results of the Phase 2 trial and the end of Phase 2 meeting, we are evaluating the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of external genital warts.

We are designing the PK study to determine any potential systemic exposure to cantharidin from a single 24-hour topical application of YCANTH (VP-102) using Gas Chromatography – Mass Spectrometry (GC-MS).

VP-315 for the Treatment of Dermatological Oncology Indications

We are developing our product candidate, VP-315, for the treatment of dermatological oncology indications. The FDA accepted our investigational new drug application, or IND, in November 2021. We dosed the first patient in a Phase 2 trial of VP-315 in Basal Cell Carcinoma in April 2022. The Phase 2 trial is a three-part, open-label, multicenter, dose-escalation, proof-of-concept trial of VP-315 when administered intratumorally to adults with biopsy-proven basal cell carcinoma. Part 1 of the trial is designed to evaluate VP-315’s safety profile when administered in escalating doses to individual subjects. Part 2 is designed to confirm the exploratory dose from Part 1 and identify the recommended dose for Part 3. Part 3 is designed to evaluate the efficacy profile of the two selected doses of VP-315 and determine the optimal therapeutic dose.

We enrolled 10 patients in Part 1 of the trial. In Part 1, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023. In June 2023, the protocol was amended to remove Part 3 of the trial by expanding Part 2. We dosed the last patient in December 2023 and expect topline results in the first half of 2024.

In total, the trial enrolled 92 adult subjects with a histological diagnosis of basal cell carcinoma in at least one eligible target lesion. Both clinical and histological clearance of treated lesion(s) at excision will be assessed.

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

Competition for Product Candidates

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

With respect to YCANTH (VP-102) for EGW, we anticipate competing with cryosurgery, laser surgery, and topical destructive therapies such as trichloroacetic acid. There are also several FDA-approved prescription pharmaceutical therapies for EGW including imiquimod, podofilox, and sinecatechins. In addition, EGW are caused by HPV and may be prevented or treated by HPV vaccines that are FDA-approved. With respect to YCANTH (VP-102) for common warts and VP-103 for plantar warts, we will primarily be competing with over-the-counter products, cryotherapy, curettage, laser surgery, or other off-label therapies. There are currently no FDA-approved prescription pharmaceutical therapies for the treatment of common warts, or plantar warts.

We are aware of several other product candidates in development as potential treatments for the indications we intend to target. There are a number of other companies developing products for common warts. In addition, other drugs have been used off label as treatments for plantar and common warts.

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

Intellectual Property

YCANTH (VP-102) for molluscum and other product candidates

In addition to our five year regulatory exclusivity, the extent of our commercial success depends in part on our ability to obtain and maintain proprietary protection for YCANTH (VP-102), including our proprietary cantharidin formulation and applicator and any of our future product candidates, medical devices, synthetic methodologies, novel discoveries, drug development technologies, and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to YCANTH (VP-102) and our product candidates and other proprietary technologies, inventions, and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

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

We currently have two issued United States utility patents covering the cantharidin formulation of YCANTH (VP-102), applicator devices and systems comprising the formulation, and methods of using the same, e.g., for the treatment of molluscum contagiosum. Excluding any patent term extension, these two U.S. patents will expire on May 28, 2035 and August 22, 2038, respectively. Additionally, we have granted patents in Australia, Brazil, Canada, India, Israel, Japan, South Korea and Mexico, as well as an allowed patent application in Europe, covering our proprietary cantharidin formulations, applicator devices and systems comprising the formulations, and methods of using the same. For the U.S. utility patent expected to expire on May 28, 2035, we timely filed an Application for Patent Term Extension with the United States Patent and Trademark Office, or USPTO, which if granted will extend the patent term of this patent beyond May 28, 2035. The Application for Patent Term Extension is currently under review.

We also currently have one issued United States design patent covering the design of our YCANTH (VP-102) applicator and one issued United States design patent covering the design of our proprietary ampule crush tool. These issued U.S. design patents will expire on October 27, 2035 and April 11, 2038, respectively. We also have one pending United States design patent application covering the design of our YCANTH (VP-102) applicator. Additionally, we have granted design patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Mexico, and United Kingdom covering the design of our proprietary ampule crush tool for use with our YCANTH (VP-102) applicator.

In addition, we currently have two United States patents covering methods of preparing and purifying cantharidin. We also have granted patents in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, South Korea, and Mexico covering methods of preparing cantharidin. Additionally, we have a granted patent in Japan covering methods of purifying cantharidin.

As of January 26, 2024, we have nationalized seven international PCT patent applications for utility patents, six of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Six of these European patent applications have been registered in Hong Kong. These patent applications relate to YCANTH (VP-102), including our proprietary cantharidin formulation and applicator, and other inventions related to YCANTH (VP-102). Our patent applications related to YCANTH (VP-102) include claims relating to (i) methods for the synthesis of cantharidin, (ii) our specific formulations and preparations of YCANTH (VP-102), (iii) methods for purifying cantharidin, (iv) methods for detecting impurities in cantharidin, (v) the design of our proprietary applicator, including both the general design and specific design elements, (vi) claims related to safety features included in the YCANTH (VP-102) formulation, including colorants and bittering agents, (vii) methods of administration of YCANTH (VP-102) for the treatment of skin lesions, and (viii) our proprietary ampule crush tool for use with our YCANTH (VP-102) applicator. Excluding any patent term adjustment and patent term extension, any additional utility patents to issue from these patent applications are projected to expire between 2034 and 2041. Any additional design patent to issue from our pending design patent application will each expire fifteen years from the date of issuance. We cannot provide any assurance as to whether any additional patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be granted.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries, in which they are obtained. Generally, utility patents issued from applications in the United States are granted for a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent’s term can be adjusted to recapture a portion of the USPTO's delay in examining and issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Torii Collaboration and License Agreement

In August 2020, we entered into an option agreement with Torii for the development and commercialization of our product candidates for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102) (the Option Agreement). Torii paid us $0.5 million to secure the exclusive option.

On March 2, 2021, Torii exercised the exclusive option in the Option Agreement. On March 17, 2021, we entered into the Torii Agreement with Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102). Additionally, we granted

Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

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

Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022, Torii dosed the first patient in its Phase 3 trial of VP-102 (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue for the year ended December 31, 2022. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled collaboration revenue of $0.5 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively related to supplies and development activity pursuant to this agreement.

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

In connection with entering the Lytix Agreement, we made an initial payment of $250,000. We made additional payments of $2.25 million in February 2021 and $1.0 million in May 2022 upon the achievement by Lytix of a regulatory milestone. Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis based on the later of the expiration or abandonment of the last to expire licensed patent covering the active ingredient of VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products, such as those we are developing. We, along with third-party contractors, are required to navigate the various chemistry, manufacturing and controls, preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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
•
submission to the FDA of a new drug application, or NDA, together with payment of the applicable user fee;
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

In some cases, the FDA may grant condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

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

Regulation of Compounding Pharmacies

Compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a medication tailored to the needs of an individual patient. Although we are not engaged in compounding, the active pharmaceutical ingredient in YCANTH (VP-102) has historically been used in the compounding of topical pharmaceutical products, and we could be subject to competition by compounders subject to the requirements set forth in Sections 503A and 503B of the FDCA.

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

Unlike Section 503A, Section 503B of the FDCA allows certain entities to compound drugs that are not necessarily prepared in response to prescriptions for identified, individual patients. Such facilities must register with the FDA as outsourcing facilities, and once registered (including payment of a fee), the outsourcing facility must meet certain conditions in order to be exempt from the FDCA’s approval requirements and the requirement to label products with adequate directions for use. Under Section 503B, a drug must be compounded in compliance with cGMP, by or under the direct supervision of a licensed pharmacist in order to be so exempt. The outsourcing facility must also report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months, and information about the compounded products, such as the source of the active ingredients used to compound pursuant to Section 503B(b)(2). If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on a list established by the FDA of bulk drug substances for which there is a clinical need or be used to compound drugs that appear on a list established by the FDA of drugs for which there is a shortage. Although the FDA has not yet established a list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the

FDA’s list of bulk drug substances for which there is a clinical need. Cantharidin is currently listed among those nominated substances for which bulk drug substance may be used in compounding by outsourcing facilities pending FDA’s evaluation. In December 2023, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, including, in the case of a bulk drug substance that is a component of an FDA-approved drug, an evaluation of whether there exists an attribute of the approved drug that makes it medically unsuitable to treat certain patients; whether the drug product proposed to be compounded is intended to address that attribute; and whether the drug product proposed to be compounded must be compounded from a bulk drug substance rather than from the finished, FDA-approved drug product. As FDA has implemented these criteria as in the final Guidance for Industry, an outsourcing facility would need to satisfy these criteria before being permitted to compound a cantharidin product using bulk cantharidin.

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

Coverage and Reimbursement

Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products is available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using YCANTH (VP-102) for the treatment of molluscum, external genital warts, and/or common warts. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

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

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for YCANTH (VP-102) and our other product candidates to the extent that patients are not separately reimbursed for the cost of the products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

There have been judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

Employees and Human Capital Resources

As of December 31, 2023, we had 100 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed below. These risks include, among others, the following:

•
Risks Related to Our Financial Position and Capital Needs
o
We have incurred significant losses since our inception. We expect to incur losses until revenue from YCANTH (VP-102) for the treatment of molluscum contagiosum is sufficient to fund our operations, if ever, and we may never achieve or maintain profitability.
o
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the continued commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum as well as the development of YCANTH for the treatment of additional indications and our other product candidates. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy, which could have a material adverse impact on our financial results and future operations.
o
We may not be able to generate sufficient cash to service our indebtedness or borrow additional funds pursuant to our Loan Facility.
o
We have a limited operating history and limited history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•
Risks Related to the Development of Our Product Candidates
o
If we are unable to successfully develop, receive regulatory approval for and commercialize any product candidates, or experience significant delays in doing so, our business will be harmed.
•
Risks Related to the Commercialization of Our Product and Other Product Candidates
o
We face substantial competition which may result in a smaller than expected commercial opportunity and/or others discovering, developing or commercializing products before or more successfully than we do.
o
The success of YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
o
The market for YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates may not be as large as we expect.
•
Risks Related to Our Dependence on Third Parties
o
We currently rely on a third party to supply the raw materials and applicator components used for YCANTH (VP-102) and if we encounter any extended difficulties in procuring, or creating an alternative for those components or our raw material in YCANTH (VP 102) or any of our product candidates, our business operations would be impaired.

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
•
Risks Related to Employee Matters and Managing Our Growth
o
We expect to expand our development and regulatory capabilities and our sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
o
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses until revenue from YCANTH (VP-102) is sufficient to fund our operations, if ever, and may never achieve or maintain profitability.

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. Since inception, we have incurred significant net losses. We incurred net losses of $67.0 million and $24.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $230.4 million. Since inception, we have financed our operations with $123.2 million in gross proceeds raised in our initial public offering and private placements of convertible debt and convertible preferred stock and $85.3 million in net proceeds from subsequent follow-on offerings, and $20.0 million from the Torii Agreement. We borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our product, YCANTH (VP-102), for the treatment of molluscum contagiosum, including preclinical studies and clinical trials. YCANTH (VP-102) was approved by the FDA for the treatment of molluscum contagiosum in July 2023. We are also developing YCANTH (VP-102) as a treatment for external genital warts and common warts, VP-315 for the treatment of dermatological oncology indications and VP-103 for the treatment of plantar warts.

Therefore, we expect to continue to incur significant expenses and operating losses until revenue from YCANTH (VP-102) for the treatment of molluscum contagiosum is sufficient to fund our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue our ongoing clinical programs evaluating VP-102 for the treatment of external genital warts and common warts and VP-315 for the treatment of dermatological oncology indications, including basal cell carcinoma, as well as initiate and complete additional clinical trials as needed;
•
initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•
pursue regulatory approvals for YCANTH (VP-102) for the treatment of external genital warts and common warts as well as our other current product candidates;
•
seek to discover and develop additional product candidates;

•
continue to establish our commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and product candidates for which we may obtain regulatory approval;
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

To become and remain profitable, we must succeed in commercializing YCANTH (VP-102) for the treatment of molluscum contagiosum and developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we have gained or may gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products.

Because of the numerous risks and uncertainties associated with commercialization and product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations.

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives including the continued commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum as well as the development of YCANTH (VP-102) for the treatment of additional indications and our product candidates. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy which could impact our ability to continue as a going concern.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales of our product candidates. We expect to continue to incur significant expenses over the next several years as we commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum, pursue clinical trials and marketing approval for YCANTH (VP-102) for the treatment of common warts, external genital warts, and other indications, pursue clinical trials and marketing approval for VP-315 for the treatment of dermatological oncology indications, VP-103 for the treatment of plantar warts, and advance any of our other product candidates we may develop or otherwise acquire. YCANTH (VP-102), for the treatment of molluscum contagiosum and our product candidates, if approved, may not achieve commercial success. Although YCANTH (VP-102) has been approved by the FDA for the treatment of molluscum contagiosum, we do not expect to generate substantial revenue from YCANTH (VP-102) in the near term. We have incurred, and expect to continue to incur, significant commercialization expenses related to product sales, marketing, distribution and manufacturing of YCANTH (VP-102)as well as any product candidates for which we receive marketing approval.

As of December 31, 2023, we had cash and cash equivalents of $69.5 million. We believe that our existing cash and cash equivalents as of December 31, 2023, will be sufficient to support our planned operations into the second quarter of 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our commercialization activities for YCANTH (VP-102) for the treatment of molluscum contagiosum, our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the progress and success of commercializing YCANTH (VP-102) for the treatment of molluscum contagiosum in the United States;
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for YCANTH (VP-102) for the treatment of molluscum contagiosum and any of our product candidates for which we may receive marketing approval;
•
the scope, progress, costs and results of our development programs evaluating YCANTH (VP-102) as a potential treatment for external genital warts and common warts, as well as VP-315 and VP-103;
•
the extent to which we develop, in-license or acquire product candidates or technologies;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the revenue received from commercial sales of YCANTH (VP-102) for the treatment of molluscum contagiosum and any of our product candidates for which we receive marketing approval;
•
our ability to establish collaborations to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum or any of our product candidates outside the United States; and
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

We will require additional capital to continue to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum, and to develop YCANTH (VP-102) for the treatment of external genital warts and common warts, and VP-315 for the treatment of dermatological oncology indications and VP-103 for the treatment of plantar warts. If we receive regulatory approval for YCANTH (VP-102) for the treatment of common warts and/or external genital warts, or any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We have a limited operating history and limited history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2013, and our operations to date have been largely focused on raising capital and developing YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates, including undertaking preclinical studies and conducting clinical trials. YCANTH (VP-102), which was approved by the FDA for treatment of molluscum contagiosum in July 2023, is our only approved product and became commercially available in August 2023. We have not yet demonstrated our ability to successfully manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization over an extended timeframe. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. With the approval of YCANTH (VP-102) for molluscum contagiosum in July 2023, we are transitioning from a company with a development focus to a company with commercial and development activities. We may not be successful in such a transition.

Risks Related to the Development of Our Product Candidates

If we are unable to successfully develop, receive regulatory approval for and commercialize any product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have only one product that is approved for commercial sale. We have invested substantially all of our efforts and financial resources in the development of YCANTH (VP-102) for the treatment of molluscum contagiosum. We are also developing YCANTH (VP-102) as a treatment for external genital warts and common warts, VP-315 for the treatment of dermatological oncology indications, including basal cell carcinoma and squamous cell carcinoma, and, VP-103, for the treatment of plantar warts. Our ability to generate substantial revenue from YCANTH for the treatment of molluscum contagiosum or our product candidates will depend heavily on their successful development, regulatory approval and commercialization. The success of YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
timely and successful completion of preclinical studies and our clinical trials;
•
successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for YCANTH (VP-102) and any of our product candidates that receive regulatory approval;
•
receipt of timely marketing approvals from applicable regulatory authorities;
•
commercial sales of YCANTH (VP-102) for the treatment of molluscum contagiosum and, if approved, our product candidates
•
acceptance of YCANTH (VP-102) for the treatment of molluscum contagiosum and, if approved, our product candidates, by patients, the medical community and third-party payors, for their approved indications;
•
our success in educating physicians and patients about the benefits, administration and use of YCANTH (VP-102) for the treatment of molluscum contagiosum and, if approved, our product candidates;
•
the prevalence and severity of adverse events experienced with YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates;
•
the availability, perceived advantages, cost, safety and efficacy of alternative treatments for the indications addressed by our product and product candidates;

•
our ability to produce YCANTH (VP-102) for the treatment of molluscum contagiosum and, if approved, our product candidates on a commercial scale;
•
obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product and product candidates and otherwise protecting our rights in our intellectual property portfolio;
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

It is possible that our product candidates will never obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

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

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us or them to abandon one or more clinical trials altogether. For example, parents may be reluctant to enroll their children in our clinical trials that have a relatively high risk of their child being assigned to placebo when in the alternative, they could decline participation, and receive treatment outside of the clinical trial, if available, or pursue other alternative therapies. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we succeeded in designing and executing a clinical trials to support regulatory approval of YCANTH for the treatment of molluscum contagiosum, we may not be similarly successful with respect to the clinical trials for our product candidates, including YCANTH for the treatment of external genital warrants and common warts. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

Additionally, if we or others identify undesirable side effects caused by our products, a number of potentially significant negative consequences could result, including:

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

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of YCANTH (VP-102) for the treatment of molluscum contagiosum or the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

We may not be successful in our efforts to increase our pipeline of product candidates, including by pursuing additional indications for YCANTH (VP-102) and VP-315 or in-licensing or acquiring additional product candidates for other dermatological conditions.

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing YCANTH (VP-102) for the treatment of common warts and external genital warts and potentially other dermatological conditions, VP-315 for the treatment of dermatological oncology indications, including basal cell carcinoma and squamous cell carcinoma and VP-103 for the treatment of plantar warts. In addition, we intend to in-license or acquire additional product candidates for other dermatological conditions to build a fully integrated dermatology company. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the commercialization. of YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as the development of VP-315 for the potential treatment of basal cell carcinoma. As a result, we may forego pursuit of opportunities with other product candidates, or we may delay the development of YCANTH for the treatment of other indications and for VP-103 that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. With the exception of YCANTH (VP-102) for the treatment of molluscum contagiosum, we have not obtained regulatory approval for any product candidate and it is possible that any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any future drug product candidates in the United States until we receive regulatory approval of an NDA from the FDA. To date, we have not met or discussed with the European Medicines Agency or any other comparable foreign authority regarding regulatory approval for YCANTH (VP-102) or any other product candidate outside of the United States.

Prior to obtaining approval to commercialize YCANTH (VP-102) for any indication other than molluscum contagiosum, or any other potential drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development program.

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

Even if we eventually complete clinical testing and receive approval of an NDA, sNDA or foreign marketing application for any product candidates, or additional YCANTH indications, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future indications or products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Furthermore, even if we obtain regulatory approval for any product candidates, we will still need to establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize any future product candidates, we may not be able to generate sufficient revenue to continue our business.

Risks Related to the Commercialization of Our Product and Product Candidates

YCANTH for the treatment of molluscum contagiosum and any of our product candidates that receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

YCANTH for the treatment of molluscum contagiosum and any of our product candidates that receive marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If YCANTH for the treatment of molluscum contagiosum or our product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate sufficient revenue and we may not become profitable. The degree of market acceptance of YCANTH for the treatment of molluscum contagiosum and our product candidates, if approved for commercial sale, will depend on a number of factors, including:

o
the efficacy, safety and potential advantages compared to alternative treatments, including YCANTH compared to compounded cantharidin;
o
our ability to offer our products for sale at competitive prices;
o
the convenience and ease of administration compared to alternative treatments, including compounded cantharidin;
o
the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
o
our ability to hire and retain a sales force in the United States;
o
the strength of marketing and distribution support;
o
the availability of third-party coverage and adequate reimbursement for YCANTH for the treatment of molluscum contagiosum and any product candidates that receive marketing approval;
o
the prevalence and severity of any side effects; and
o
any restrictions on the use of our products together with other medications.

The failure of healthcare professionals or patients to perceive the benefits of using YCANTH for the treatment of molluscum contagiosum instead of compounded cantharidin or other alternative therapies, such as curettage or cryotherapy, would adversely affect the commercial success of YCANTH for the treatment of molluscum contagiosum.

If we are unable to maintain sales, marketing and distribution capabilities for YCANTH (VP-102) for the treatment of molluscum contagiosum or any product candidate that may receive regulatory approval, we may not be successful in commercializing YCANTH (VP-102) for the treatment of molluscum contagiosum or our product candidates if and when they are approved.

We are in the early stages of commercializing YCANTH (VP-102) for the treatment of molluscum contagiosum. To achieve commercial success for YCANTH (VP-102) for the treatment of molluscum contagiosum and any other product candidate for which we may obtain marketing approval, we will need to maintain an effective sales and marketing organization. We have built a focused sales and marketing organization to launch YCANTH (VP-102) for the treatment of molluscum contagiosum in the United States but expect that we will need to expand upon it if we receive approval of other product candidates. There are inherent risks to maintaining a standalone commercial organization, which is also time-consuming and requires significant financial resources.

Factors that create risk and may inhibit our efforts to commercialize our products on our own include:

•
our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products;
•
challenges in removing unapproved cantharidin products from the market place;
•
inability to obtain favorable insurance coverage of any approved product;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to maintain our own sales, marketing and distribution capabilities and are forced to enter into arrangements with, and rely on, third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in a smaller than expected commercial opportunity and/or others discovering, developing or commercializing products before or more successfully than we do.

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

In January 2024, Ligand Pharmaceuticals received FDA approval for Zelsuvmi, a topical treatment for molluscum contagiosum which directly competes with YCANTH (VP-102). There are also a number of other companies developing products for common warts. In addition, other drugs have been and may continue to be used off label as treatment for molluscum contagiosum, external genital warts, common warts, and plantar warts, and there are other existing alternative therapies such as curettage or cryotherapy.

Currently some of the market demand for cantharidin may be satisfied by compounding pharmacies and registered outsourcing facilities regulated under Sections 503A and 503B of the FDCA. Since we received approval for YCANTH (VP-102) for the treatment of molluscum contagiosum, any compounding by licensed pharmacists or licensed physicians under Section 503A is not legally permitted to include, regularly or in inordinate amounts, the compounding of any drug that is essentially a copy of YCANTH (VP-102). The FDA has announced that it intends to consider a compounded drug product to be essentially a copy of a commercially available drug under Section 503A if it has the same API, has the same, similar, or an easily substitutable dosage strength, and can be used by the same route of administration. However, a compounded product would not be considered essentially a copy of YCANTH (VP-102), and could be compounded under Section 503A, if there were a difference between the compounded product and YCANTH (VP-102) that was made for an individual patient, and which the prescribing practitioner determines produces a significant difference for that patient. Similarly, any compounding by outsourcing facilities under Section 503B would not be legally permitted to include the compounding of a drug that is essentially a copy of YCANTH (VP-102), where the compounded drug would be considered essentially a copy if it were identical or nearly identical to YCANTH (VP-102) (which the FDA has interpreted to mean that it has the same active ingredient(s), route of administration, dosage form, dosage strength and excipients as the approved drug), or if it contains the active ingredient in YCANTH (VP-102) (cantharidin), unless there is a change from the approved drug that produces a clinical difference for an individual patient as determined by the prescribing practitioner.

Compounding pharmacies and registered outsourcing facilities may therefore be permitted to compound cantharidin drug products, even though we received approval for YCANTH (VP-102) for the treatment of molluscum contagiosum, if a prescribing practitioner determines that a compounded product prescribed for a specific patient features a change from YCANTH (VP-102) that produces a significant difference for the patient (under Section 503A), or if a prescribing practitioner determines that a compounded cantharidin product features a change from YCANTH (VP-102) that produces a clinical difference for the patient (under Section 503B). Physicians may determine that such differences exist for some or all of their patients and may choose to prescribe compounded cantharidin products for such patients. Moreover, under Section 503B, outsourcing facilities are not limited to compounding in response to prescriptions for identified, individual patients, and could compound using bulk cantharidin provided cantharidin appears on a list established by the FDA of bulk drug substances for which there is a clinical need or satisfies certain other limited conditions. Although the FDA has not yet established a list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the FDA’s list of bulk drug substances for which there is a clinical need. Cantharidin is currently listed among those nominated substances for which bulk drug substance may be used in compounding by outsourcing facilities pending FDA’s evaluation.

In December 2023, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, including, in the case of a bulk drug substance that is a component of an FDA-approved drug, an evaluation of whether there exists an attribute of the approved drug that makes it medically unsuitable to treat certain patients; whether the drug product proposed to be compounded is intended to address that attribute; and whether the drug product proposed to be compounded must be compounded from a bulk drug substance rather than from the finished, FDA-approved drug product. If the FDA implements these criteria as in the Guidance for Industry, an outsourcing facility may be permitted to compound a cantharidin product using bulk cantharidin notwithstanding our approval for YCANTH (VP-102) for the treatment of molluscum contagiosum provided it satisfies these and other criteria set forth in the FDA’s guidance.

In addition, the FDA may, in its enforcement discretion, not prioritize enforcement of the restrictions under Sections 503A and 503B on compounding drugs that are essentially copies of YCANTH (VP-102), if approved, in which case compounded drug product that is essentially a copy of YCANTH (VP-102) could be made available to physicians and their patients. In the event compounders are authorized to continue to compound cantharidin products following approval of YCANTH (VP-102), if approved, we could be subject to significant competition.

In addition, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than YCANTH (VP-102) or any other product that we may develop.

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

We are seeking NCE exclusivity for YCANTH (VP-102), and we may be unsuccessful.

As part of our business strategy, we are seeking NCE exclusivity for YCANTH (VP-102) and will likely do so for future product candidates. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of an NCE which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request. We believe that cantharidin constitutes an NCE, such that YCANTH (VP-102) should be eligible for NCE exclusivity and that our planned clinical trials for common warts will qualify YCANTH (VP-102) for pediatric exclusivity if a written request from the FDA is received. However, there can be no guarantee that we will successfully obtain such exclusivity. If we do not obtain NCE exclusivity for YCANTH (VP-102) our ability to generate sustainable revenue may be adversely affected.

Moreover, even if we obtain NCE exclusivity for YCANTH (VP-102), such exclusivity would not block the sale of compounded cantharidin products in those situations where compounding would be permitted under Sections 503A or 503B of the FDCA.

The success of YCANTH (VP-102) for the treatment of molluscum contagiosum, and our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.

We believe our success depends on continued coverage and adequate reimbursement for procedures using YCANTH for the treatment of molluscum contagiosum as well as coverage and adequate reimbursement for our product candidates, if approved, or, in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for such procedures. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products once approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures for the treatment of molluscum contagiosum, external genital warts or common warts, as applicable, in the absence of such coverage and adequate reimbursement. Physicians may be unlikely to offer procedures for such treatment if they are not covered by insurance and may be unlikely to purchase and use our product candidates, if approved, for molluscum contagiosum, external genital warts and/or common warts unless coverage is provided, and reimbursement is adequate.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that patients who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and also referred to as the Sustainable Growth Rate, for certain payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs and the Merit-based Incentive Payment System, or MIPS. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system.

There can be no assurance that YCANTH (VP-102) for the treatment of molluscum contagiosum, or our product candidates, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

The market for YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates may not be as large as we expect.

Molluscum contagiosum, external genital warts and common warts are skin diseases that are currently undertreated with no standard of care. Even with approval of YCANTH for the treatment of molluscum contagiosum and potential approval of any other product candidates, individuals may continue to decline treatment for molluscum contagiosum, external genital warts and common warts as, if left untreated, these skin diseases will eventually be resolved by the body’s immune system.

In addition, our estimates of the potential market opportunity for YCANTH for the treatment of molluscum contagiosum and our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and surveys of dermatologists commissioned by us. These assumptions include the prevalence of molluscum contagiosum, external genital warts, common warts and other skin diseases as well as the estimated reimbursement levels for YCANTH for the treatment of molluscum contagiosum and our product candidates, as applicable. However, there can be no assurance that any of these assumptions are, or will remain, accurate. Furthermore, even if our estimates relating to the prevalence of molluscum contagiosum, external genital warts, common warts and other skin diseases as well as the estimated reimbursement levels for YCANTH for the treatment of molluscum contagiosum or our product candidates, as applicable, are accurate, the degree of market acceptance by the medical community and those infected by such skin diseases following regulatory approval could impact our assumptions and reduce the market size for YCANTH for the treatment of molluscum contagiosum and our product candidates, if approved. Furthermore, the market research study we commissioned surveying payor organizations has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. If the actual markets for YCANTH for the treatment of molluscum contagiosum or, if approved, our product candidates are smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the commercial sale of YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as the testing of our product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that YCANTH (VP-102) or our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidates or drugs that we may develop;
•
injury to our reputation and significant negative media attention;
•
loss of revenue;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards paid to trial participants or patients;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize any products that we may develop.

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We increased our insurance coverage following commencement of our commercialization activities for YCANTH for the treatment of molluscum contagiosum and may need to further increase our insurance coverage as we expand our clinical trials or expand commercialization activities for our product candidates that obtain regulatory approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We have engaged a CRO historically to conduct our clinical trials and expect to engage a CRO for future clinical trials for YCANTH (VP-102), for the treatment of external genital warts and common warts, VP-315 or other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for YCANTH (VP-102) for the treatment of external genital warts and common warts or our other product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of YCANTH (VP-102) for the treatment of external genital warts or common warts and any other product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

We currently rely on third parties to supply our raw material and applicator components used for YCANTH (VP-102), and if we encounter any extended difficulties in procuring, or creating an alternative for, our raw material or applicator components for YCANTH (VP-102) or any of our product candidates we may develop, our business operations would be impaired.

To date, we have obtained naturally-sourced cantharidin, which is the raw material used to manufacture the API for YCANTH (VP-102) and is obtained from blister beetles, directly or indirectly from suppliers based in the People’s Republic of China, or the PRC. We are exposed to a number of environmental risks, including:

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

Any extended difficulties we face in maintaining our supply of cantharidin, or limitations we face in increasing our supply to meet commercial needs for YCANTH (VP-102) for the treatment of molluscum contagiosum or any of our product candidates, whether such cantharidin is naturally sourced or synthetically derived, would impair our business operations.

In addition to the API, the components necessary to build the YCANTH applicator such as the applicator tip, tube and filter are currently sourced from third parties. Any extended difficulty in obtaining those components, or increasing supply to meet commercial needs for YCANTH (VP-102) would impair our business operations.

We contract with third parties for the manufacture of YCANTH (VP-102)for preclinical, clinical testing and for commercial product. This reliance on third parties increases the risk that we will not have sufficient quantities of YCANTH (VP-102) or such quantities at an acceptable cost, which could negatively impact our development and/or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of commercial product for YCANTH (VP-102) for the treatment of molluscum contagiosum, and also rely on third parties for the production of preclinical and clinical material for any other product candidates which we may pursue. This reliance on third parties increases the risk that we will not have sufficient quantities of YCANTH (VP-102) or be able to obtain quantities at an acceptable cost or quality, which could impact commercialization efforts, or delay, prevent or impair our ability to timely conduct our clinical trials.

We also rely on third-party manufacturers or third-party collaborators for the manufacturing of our commercial supply of YCANTH (VP-102), and will do so for any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture YCANTH (VP-102), as well as our other potential product candidates, must be approved by the FDA or other regulatory authorities pursuant to inspections that are routinely conducted prior to the approval of an NDA. In addition, all manufacturers remain subject to periodic FDA inspections post NDA approval. . We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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
•
the possible increase in costs for the applicator components, raw materials or API in YCANTH (VP-102); and
•
the possible termination or nonrenewal of any agreement by any third party at a time that is costly or inconvenient for us.

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

To date, all assembly of our single-use precision applicators has been done using manual processes. In order to meet anticipated longer term volume requirements, we may need to transition to an automated or semi-automated assembly process. If our current contract manufacturers cannot successfully transition to automated and/or semi-automated assembly processes, we may be required to replace such manufacturers. We may incur added costs or delays in identifying and qualifying any such replacement. We expect to continue to depend on third-party contract manufacturers for the foreseeable future. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and any other drugs that receive marketing approval on a timely and competitive basis. If there is any disruption in our supply chain, it could take a significant period of time to qualify and validate a replacement on terms acceptable to us, if we are able to at all.

We have entered into, and may seek additional, collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

On March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102). Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. We may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Such agreements may provide us limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For instance, Torii is responsible for all development activities and specified costs in support of obtaining regulatory approval of the licensed products in Japan, provided that Torii’s activities will be overseen by a joint steering committee.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For instance, we have entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102).

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

We plan to rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to YCANTH (VP-102) and our other product candidates. The issuance, scope, validity, enforceability, strength, and commercial value of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. Although we currently have several issued United States and foreign patents, other patent applications that we own may fail to result in other issued patents with claims that cover YCANTH (VP-102) and the other product candidates in the United States or in foreign jurisdictions. If this were to occur, early generic competition could be expected against YCANTH (VP-102) and our other product candidates in development in certain jurisdictions. There may be relevant prior art relating to our patents and patent applications which could invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the API in YCANTH (VP-102) and some of our product candidates have been available and used for many years, it is possible that these products have previously been used in such a manner that such prior usage would affect our ability to obtain patents based on our patent applications. Moreover, because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that prior art related to applicator devices could affect our ability to obtain patent protection for our product applicator device or that disputes may arise related to whether third-party applicator devices infringe patents we have applied for.

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

In addition to the protection we hope to receive from patents we have applied for, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug development and reformulation processes that involve proprietary know-how, information, or technology that is not covered by patents. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, or that our trade secrets and other confidential proprietary information will not be disclosed. Moreover, our competitors may independently develop knowledge, methods, and know-how equivalent to our trade secrets. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. The FDA has recently made changes to its rules that may make it harder for the FDA to withhold information from the public and may require the FDA to make certain information publicly accessible, and it is not clear how these new rules will be interpreted. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations, and financial condition.

We may enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications and defending patents covering YCANTH (VP-102) and our other product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as that in the United States or Europe. These products may compete with YCANTH (VP-102) or our other product candidates, and our current and future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

While we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market YCANTH (VP-102) or our other product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize YCANTH (VP-102) or our other product candidates in all of our expected significant foreign markets. If we encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

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

For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is too early to tell what, if any, impact the

Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

The patent applications that we have covering YCANTH (VP-102) and our cantharidin-based product candidates are limited to specific formulations, preparations, and devices, and methods of use and manufacturing processes, and our market opportunity for YCANTH (VP-102) and our cantharidin-based product candidates may be limited by the lack of patent protection for the active ingredient itself and by competition from other formulations and manufacturing processes, as well as administration methods that may be developed by competitors.

Cantharidin is a naturally occurring compound found in many species of blister beetles and has been used since ancient times for medicinal purposes. Therefore, the composition of matter for the chemical structure of cantharidin itself, which is the API used in YCANTH (VP-102) and our cantharidin-based product candidates, is not eligible for patent protection. We seek to obtain patent protection for our manufacturing technology, drug administering technology, and YCANTH (VP-102) and our cantharidin-based product candidates, including specific formulations, preparations, and devices, and methods of use and manufacturing processes. Although the protection afforded by our patents and patent applications may be significant with respect to YCANTH (VP-102), when looking at the ability of the patents and patent applications to block competition, the protection offered by the patents and patents applications may be, to some extent, more limited than the protection provided by a patent claiming the composition of matter of an entirely new chemical entity previously unknown. As a result, generic products that do not infringe the claims of our patents covering formulations, preparations, devices, methods of use, and manufacturing processes may be available while we are marketing our products. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compound not covered by method of use patents, and others may engage in off-label sale or use of the subject compound. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe the method of use patents we have applied for, the practice is common across medical specialties, and such infringement is difficult to prevent or prosecute. In addition, competitors who obtain the requisite regulatory approval will be able to commercialize products with the same active ingredient as YCANTH (VP-102) and our cantharidin-based product candidates so long as the competitors do not infringe any process, use, formulation, preparation, or device patents issued to us, subject to any regulatory exclusivity we may be able to obtain for YCANTH (VP-102) and our cantharidin-based product candidates.

Patent applications covering products containing the same active ingredient as YCANTH (VP-102) and our cantharidin-based product candidates indicates that competitors have sought to develop and may seek to commercialize competing formulations that may not be covered by our patents and patent applications. The commercial opportunity for YCANTH (VP-102) and our cantharidin-based product candidates could be significantly harmed if competitors are able to develop and commercialize alternative formulations of YCANTH (VP-102) and our cantharidin-based product candidates that are different from ours and do not infringe our issued patents covering YCANTH (VP-102) and our cantharidin-based product candidates, our device, our manufacturing processes, or uses of YCANTH (VP-102) and our cantharidin-based product candidates.

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There can be no assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could have a negative impact on our ability to commercialize YCANTH (VP-102) and any current or future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents, or that we will not infringe patents that may be granted in the future. Because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that third parties may assert that our applicator device infringes patents they own or have applied for. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our drug or product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing, or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

If we rely on third parties to manufacture or commercialize YCANTH (VP-102) or any current future product candidates, or if we collaborate with additional third parties on the development of YCANTH (VP-102) or any current or future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

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

If we are found to have improperly promoted off-label uses of YCANTH for the treatment of molluscum contagiosum or any of our product candidates that are approved, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. Generally, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We have obtained regulatory approval for YCANTH for the treatment of molluscum contagiosum; however, YCANTH for the treatment of molluscum contagiosum and any future product candidates that are approved will remain subject to ongoing regulatory oversight.

YCANTH for the treatment of molluscum contagiosum and any future product candidates, once approved, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information among other things. YCANTH, or any future product candidates, may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We are required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

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

If we fail to comply with applicable regulatory requirements of YCANTH (VP-102) for the treatment of molluscum contagiosum or our product candidates, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to sell YCANTH (VP-102) for the treatment of molluscum contagiosum or any future product candidates and harm our business, financial condition, results of operations and prospects.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration undertook several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority, particularly in light of the new Biden administration. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, including implementation of or new guidance regarding the frameworks for compounding under Sections 503A and 503B of the FDCA, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements, or discontinuance of one or more of our products; and
•
additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of YCANTH (VP-102) for the treatment of molluscum contagiosum or our product candidates by authorizing competition in the form of compounded cantharidin products, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

We expect to expand our development and regulatory capabilities and continue to grow our sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2023, we had 100 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and distribution, as well as product development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
our ability to meet external revenue and profitability expectations for YCANTH (VP-102) for the treatment of molluscum contagiosum;
•
the commencement, enrollment or results of our clinical trials of YCANTH (VP-102) for the treatment of common warts and external genital warts and any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for YCANTH (VP-102) for the potential treatment of common warts and external genital warts or any other product candidate we may develop, including VP-315 and VP-103, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results from, delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
unanticipated serious safety concerns related to the use of YCANTH (VP-102) for the treatment of molluscum contagiosum or any of our product candidates;
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

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and we have reduced disclosure obligations regarding executive compensation. In addition, as a smaller reporting company and non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Because we are a smaller reporting company and a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

However, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $149.6 million and $152.1 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated in tax years prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, as modified by subsequent legislation the federal net operating losses incurred in tax years beginning in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

General Risk Factors

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and other sensitive data the Company may process. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example,HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

At the state level, at least ten U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Our employees and personnel may use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or those third parties upon which we rely or our data, are or were compromised or were to encounter computer system failures, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely may process, receive, store, generate, use, secure, or share proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and other sensitive data. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities.

Our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes (which may be increasingly more difficult to identify as fake) and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation has resulted in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information, or collectively Information Systems and Data.

Our cybersecurity function, which comprises, in part, our Chief Financial Officer and third-party service providers (including our managed security services provider, or MSSP), helps identify, assess and manage our cybersecurity threats and risks. Our cybersecurity function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual tools, internal or external audits, automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats and threat actors, conducting threat assessments for internal and external threats (including third party threat assessments), using external intelligence feeds, coordinating with law enforcement regarding certain threats, and evaluating threats reported to us. Depending on the environment, we implement and maintain various technical, physical, and organizational measures and processes designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, network security controls, systems monitoring, and asset management, tracking, and disposal.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the cybersecurity function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers. We also use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations and contract manufacturing organizations. We manage cybersecurity risks associated with our use of these providers by reviewing their conducting audits and imposing contractual obligations on the vendor to protect our information.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our Chief Financial Officer, who oversees outsourced IT (including cybersecurity).

Our cybersecurity function is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our response process to cybersecurity incidents is designed to escalate certain incidents to members of management depending on the circumstances, including the Chief Financial Officer. Our Chief Financial Officer and others work with our incident response team (including our MSSP) to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response policy includes reporting certain cyber incidents to the audit committee.

The audit committee receives periodic reports from our cybersecurity function concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

ITEM 3. LEGAL PROCEEDINGS

On June 6, 2022, plaintiff Kranthi Gorlamari (“Plaintiff”) filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors (“Defendants”). On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the VP-102 drug device and that such deficiencies posed a risk to the prospects for regulatory approval of VP-102 for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022 (the “Putative Class Period”).

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants have until March 11, 2024 to answer or file a motion against the second amended complaint. The litigation is still in the early stages, and we intend to vigorously defend ourself against these allegations.

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

Stockholders

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VRCA”. As of February 23, 2024, we had 42,418,553 shares of common stock outstanding held by 19 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. We are primarily focused on developing clinician administered therapies in areas of high unmet need. Our current product portfolio consists of one approved product with several potential follow-on indications, as well as two additional pipeline products. Our commercial product, YCANTH (VP102) (formerly referred to as VP-102), was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are also developing YCANTH (VP-102) for potential follow-on indications for the treatment of common warts and external genital warts. Our two additional product candidates are: (i) VP-315 an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, and (ii) VP-103, a second cantharidin based drug device combination for the potential treatment of plantar warts.

On July 21, 2023, YCANTH (cantharidin) 0.7% topical solution was the first product approved by the FDA for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. We launched commercial operations in August 2023 with 60 sales representatives targeting dermatologists, pediatric dermatologists, and large pediatric group practices.

We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians. We also plan to advance YCANTH (VP-102) for common warts and external genital warts through a separate regulatory approval process. In the future, we also intend to pursue commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as YCANTH (VP-102) for common warts and genital warts if approved, in additional geographic regions, either alone or together with a strategic partner.

Since our inception in 2013, our operations have focused on developing YCANTH (VP-102), organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

On July 26, 2023, we entered into a Credit Agreement with OrbiMed, or the Initial Lender, and each other lender that may from time to time become a party thereto, or the Lenders. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125 million, or the Loan Facility, of which we borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025, in each case, subject to our achievement of certain revenue targets. Amounts borrowed under the Loan Facility will mature on July 26, 2028. As part of the Loan Facility, we issued the Initial Lender a warrant to purchase up to 518,551 shares of our common stock, at an exercise price of $6.0264 per share, which have a term of 10 years from the issuance date.

As of December 31, 2023, we had cash and cash equivalents of $69.5 million. We believe that our existing cash and cash equivalents as of December 31, 2023, will be sufficient to support our planned operations into the second quarter of 2025.

Since inception, we have incurred significant losses. For the years ended December 31, 2023 and 2022, our net loss was $67.0 million and $24.5 million, respectively. As of December 31, 2023, we had an accumulated deficit of $230.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum;
•
continue our ongoing clinical program evaluating VP-315 for the treatment of basal cell carcinoma and potentially additional dermatological oncology indications;
•
continue our ongoing clinical programs evaluating YCANTH (VP-102) for the treatment of external genital warts and common warts, as well as initiate and complete additional clinical trials, as needed;
•
initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•
pursue regulatory approvals for YCANTH (VP-102) for the treatment of common warts, external genital warts, or any other indications we may pursue for YCANTH (VP-102), as well as for VP-103 or VP-315;
•
seek to discover and develop additional product candidates;
•
further establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and any other product candidates for which we may obtain regulatory approval, including YCANTH for external genital warts and common warts, VP-315 and VP-103;
•
seek to in-license or acquire additional product candidates for other dermatological conditions;
•
adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional commercial, administrative, clinical, manufacturing and scientific personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts; and
•
incur additional legal, accounting and other expenses while operating as a public company.

Components of Results of Operations

Product Revenue, Net

We recognize revenue from sales of YCANTH (VP-102), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment for the treatment of patients by a healthcare provider in the United States in the year ended December 31, 2023. We sell the Product to a pharmaceutical wholesaler/distributor, or the Customer who in turn sells the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customer.

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

Collaboration Revenue

Collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102).

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

We anticipate that our selling, general and administrative expenses, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities, and continue to commercialize YCANTH (VP-102). We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of YCANTH (VP-102) for the treatment of molluscum contagiosum, potential follow-on indications for YCANTH (VP-102), including external genital warts and common warts, and our other product candidates. We expense research and development costs as incurred. These expenses include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of YCANTH (VP-102) in patients with common warts, YCANTH (VP-102) in patients with external genital warts, VP-315 for dermatological oncology indications,VP-103 in patients with plantar warts, and conduct other clinical trials and prepare regulatory filings for our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from YCANTH (VP-102) or our other product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement, we purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed API. The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other YCANTH (VP-102) product candidates. In addition, we purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next year as previously expensed inventory is utilized for commercial production and sold to customers. If we included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for the year ended December 31, 2023 would have been $0.5 million.

Cost of Collaboration Revenue

The costs of collaboration revenue consists of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Income Taxes

Since our inception in 2013, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $149.6 million and $152.1 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Utilization of the net operating loss carryforwards may be subject to an annual limitation according to Section 382 of the Internal Revenue Code of 1986, as amended, and similar provisions.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	For the Year Ended December 31,
	2023	2022	Change
Revenue:
Product revenue, net	$4,658	$—	$4,658
Collaboration revenue	466	9,032	(8,566)
Total revenue	5,124	9,032	(3,908)
Operating expenses:
Selling, general and administrative	47,305	17,405	29,900
Research and development	20,295	12,198	8,097
Loss on disposal of assets	2,537	—	2,537
Cost of product revenue	289	—	289
Cost of collaboration revenue	457	725	(268)
Total operating expenses	70,883	30,328	40,555
Loss from operations	(65,759)	(21,296)	(44,463)
Other income (expense):
Interest income	2,740	476	2,264
Interest expense	(3,962)	(2,172)	(1,790)
Loss on extinguishment of debt	—	(1,437)	1,437
Other expense	(14)	(58)	44
Total other expense, net	(1,236)	(3,191)	1,955
Net loss	$(66,995)	$(24,487)	$(42,508)

Product Revenue, Net

Product revenue, net was $4.7 million for the year ended December 31, 2023, and relates to the delivery of YCANTH (VP-102) to FFF, our distribution partner. As YCANTH (VP-102), our first FDA approved product, became available for commercial sale and shipment to patients in the year ended December 31, 2023, we did not recognize any product revenue prior to that point.

Collaboration Revenue

Collaboration revenue was $0.5 million for the year ended December 31, 2023, compared to $9.0 million for the year ended December 31, 2022. Revenue of $0.5 million and $1.0 million, respectively, for the years ended December 31, 2023 and 2022 was related to supplies and development activity provided to Torii pursuant to the Clinical Supply Agreement entered into on March 7, 2022. For the year ended December 31, 2022, we also recognized an $8.0 million milestone payment pursuant to the exercise of the license option in March 17, 2021 per the Torii Agreement as a component of collaboration revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.3 million for the year ended December 31, 2023, compared to $17.4 million for the year ended December 31, 2022. The increase of $29.9 million was primarily a result of increased stock compensation expense of $8.0 million related to vesting of restricted stock units, higher expenses related to commercial activities for YCANTH (VP-102) including increased marketing and sponsorship costs of $7.8 million, increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force of $8.2 million, as well as increased legal costs and professional services of $1.6 million.

Research and Development Expenses

Research and development expenses were $20.3 million for the year ended December 31, 2023, compared to $12.2 million for the year ended December 31, 2022. The increase of $8.1 million was primarily attributable to an increase in chemistry, manufacturing and control, or CMC, costs of $4.4 million related to pre-approval activity, increased clinical costs for VP-315 of $3.2 million, and increased stock compensation expense of $0.8 million related to vesting of restricted stock units upon FDA approval and commercial launch of YCANTH (VP-102) partially offset by a $1.0 million Lytix payment during the year ended December 31,2022.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the years ended December 31, 2023 and 2022. We did not incur any research and development expense for VP-103 during the years ended December 31, 2023 or 2022. Unallocated expenses include compensation and other personnel related costs. Stock compensation expense for the year ended December 31, 2023 included $0.8 million related to vesting of restricted stock. VP-315 research and development expense for the period ended December 31, 2022 included $1.0 million related to milestone payments.

	For the Year Ended December 31,
	2023	2022	Change

VP-315	$6,643	$2,955	$3,688
YCANTH (VP-102)	5,370	3,474	1,896
Stock based compensation	2,580	1,460	1,120
Other unallocated expenses	5,702	4,309	1,393
Research and development expense	$20,295	$12,198	$8,097

Loss on Disposal of Assets

For the year ended December 31, 2023, we recognized a $2.5 million impairment loss on disposal of the assembly and packaging line due to the high cost to upgrade the line as a result of changes in product assembly.

Cost of Product Revenue

Cost of product revenue of $0.3 million for the year ended December 31, 2023, consisted of product costs related to the sale of YCANTH (VP-102).

Cost of Collaboration Revenue

Collaboration revenue costs were $0.5 million for the year ended December 31, 2023, compared to $0.7 million for the year ended December 31, 2022. The cost of collaboration revenue during 2023 and 2022 consisted of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income was $2.7 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. The increase of $2.3 million was primarily due to higher cash balance and increased interest rates.

Interest Expense

Interest expense of $4.0 million for the year ended December 31, 2023 consisted of interest expense pursuant to the OrbiMed Credit Agreement entered into on July 26, 2023. Interest expense of $2.2 million for the year ended December 31, 2022 consisted of interest expense on the Mezzanine Loan Agreement. On July 11, 2022, we voluntarily repaid the Mezzanine Loan Agreement.

Loss on Extinguishment of Debt

For the year ended December 31, 2022, we recognized a $1.4 million loss on debt extinguishment which consisted of non-cash unamortized debt issuance costs as a result of the voluntary repayment of the Mezzanine Loan Agreement on July 11, 2022.

Results of Operations for Years Ended December 31, 2022 and 2021

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 6, 2023.

Liquidity and Capital Resources

Overview

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

As of December 31, 2023, we had cash and cash equivalents of $69.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

In addition, we have an operating lease for office space in West Chester, PA with obligations through September 1, 2027 of $1.4 million including imputed interest.

We entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for over a term of 52 months and classified as finance leases with obligations of $1.6 million through April 2028 including imputed interest.

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

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our sole specialty pharmacy distributor.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(38,577)	$(18,650)
Net cash (used in) provided by investing activities	(362)	54,041
Net cash provided by (used in) financing activities	74,213	(16,870)
Net increase in cash and cash equivalents	$35,274	$18,521

Operating Activities

During the year ended December 31, 2023, operating activities used $38.6 million of cash, primarily resulting from a net loss of $67.0 million partially offset by noncash stock-based compensation of $14.4 million, loss on disposal of fixed assets of $2.5 million and non-cash interest expense of $0.8 million. Net cash provided by changes in operating assets and liabilities consisted primarily of a decrease in prepaid and other assets of $0.5 million and an increase in accounts payable and accrued expenses of $13.5 million partially offset by of a decrease in accounts receivable of $3.9 million.

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

Investing Activities

During the year ended December 31, 2023, net cash used by investing activities was related to the purchases of property and equipment of $0.4 million.

During the year ended December 31, 2022, net cash provided by investing activities was related to the sales and maturities of marketable securities of $59.0 million partially offset by purchases of marketable securities of $4.5 million and purchases of property and equipment of $0.3 million.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $74.2 million, was primarily related to net cash proceeds of $44.1 million from the OrbiMed Credit Agreement and proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

During the year ended December 31, 2022, net cash used in financing activities was $16.9 million, which was primarily related to the voluntary repayment of outstanding debt of $43.8 million partially offset by proceeds from issuance of common stock, net of issuance costs of $26.9 million.

Funding Requirements

Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our specialty pharmacy distributor. While we expect to generate revenue from the sale of YCANTH (VP-102), we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate commercialization of YCANTH (VP-102) and continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. Following the approval of YCANTH (VP-102), for the treatment of molluscum contagiosum, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of $69.5 million as of December 31, 2023 will be sufficient to support our planned operations into the second quarter of 2025. Our future capital requirements, and timing, will depend on many factors, including:

•
the level of sales achieved, and costs related to the commercialization of YCANTH (VP-102);
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
•
the costs to scale up and secure manufacturing arrangements for commercial production of YCANTH for the treatment of molluscum contagiosum and any product candidate we successfully commercialize; and
•
the costs of establishing or contracting for sales and marketing capabilities for YCANTH for the treatment of molluscum contagiosum and if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, YCANTH (VP-102), and our other product candidates, if approved, may not achieve commercial success. Our commercial revenues will be derived solely from sales of YCANTH (VP-102) in the near term. We may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

In connection with entering the Lytix Agreement, we made an initial payment of $250,000 and additional payments of $2.3 million during the year ended December 31, 2021 and $1.0 million during the year ended December 31, 2022 upon the achievement by Lytix of certain regulatory milestones. Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

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

While we describe our significant accounting policies in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates we use in the preparation of our financial statements.

Revenue Recognition

We recognize YCANTH (VP-102) revenue in accordance with Accounting Standards Codification, or ASC 606 – Revenue from contracts with customers. Our revenue recognition analysis consists of the following steps: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers) who in turn sell our products directly to clinics, hospitals, and federal healthcare programs. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.

The transaction price that we recognize for YCANTH (VP-102) revenue is our gross product sales reduced by our corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “net sales” in the accompanying Consolidated Statements of Operations. Net sales reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be above or below the amount estimated, then requiring prospective adjustments to our reported net sales.

These GTN estimate categories (that comprise our GTN liabilities) are each discussed below:

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

Patient Assistance: We offer a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with YCANTH (VP-102) that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Distribution, Data, and GPO Administrative Fees: Distribution, data and GPO administrative fees are paid to authorized wholesalers/distributors of our products for various commercial services including contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of our applicable sales.

Research and Development Costs

We rely on third parties to conduct our preclinical studies and clinical trials, and to provide services, including manufacturing of product in connection with the clinical trials. At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2023, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and we have reduced disclosure obligations regarding executive compensation.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside of the United States, including in China, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2023, we had minimal or no liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Verrica Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
February 29, 2024

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$69,547	$34,273
Accounts receivable	4,248	—
Collaboration revenue receivable	—	388
Unbilled collaboration revenue	168	99
Inventory	1,022	—
Prepaid expenses and other current assets	2,545	4,355
Total current assets	77,530	39,115
Property and equipment, net	1,052	3,887
Operating lease right-of-use asset	1,158	1,443
Finance lease right-of-use asset	1,405	—
Other non-current assets	452	276
Total assets	$81,597	$44,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,464	$507
Accrued expenses and other current liabilities	13,860	2,655
Operating lease liability	324	297
Finance lease liability	376	—
Total current liabilities	17,024	3,459
Operating lease liability	910	1,229
Finance lease liability	1,026	—
Long term debt	42,874	—
Total liabilities	61,834	4,688
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 42,518,697 shares issued and 42,413,553 shares outstanding as of December 31, 2023 and 41,199,197 shares issued and 41,094,053 shares outstanding as of December 31, 2022	4	4
Treasury stock, at cost, 105,144 shares as of December 31, 2023 and 2022	—	—
Additional paid-in capital	250,207	203,482
Accumulated deficit	(230,448)	(163,453)
Total stockholders’ equity	19,763	40,033
Total liabilities and stockholders’ equity	$81,597	$44,721

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022

Revenue:
Product revenue, net	$4,658	$—
Collaboration revenue	466	9,032
Total revenue	5,124	9,032
Operating expenses:
Selling, general and administrative	47,305	17,405
Research and development	20,295	12,198
Loss on disposal of assets	2,537	—
Cost of product revenue	289	—
Cost of collaboration revenue	457	725
Total operating expenses	70,883	30,328
Loss from operations	(65,759)	(21,296)
Other (expense) income:
Interest income	2,740	476
Interest expense	(3,962)	(2,172)
Loss on extinguishment of debt	—	(1,437)
Other expense	(14)	(58)
Total other expense, net	(1,236)	(3,191)
Net loss	$(66,995)	$(24,487)

Net loss per share, basic and diluted	$(1.48)	$(0.72)
Weighted-average common shares outstanding, basic and diluted	45,342,451	34,163,437

Net loss	$(66,995)	$(24,487)
Other comprehensive gain:
Unrealized gain on marketable securities	—	29
Comprehensive loss	$(66,995)	$(24,458)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Accumulated
							Other	Total
	Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Loss	Equity
Balance as of December 31, 2021	27,624,197	$3	$171,597	$(138,966)	105,144	$—	$(29)	$32,605
Stock-based compensation	—	—	4,985	—	—	—	—	4,985
Issuance of common stock, net of issuance costs	13,575,000	1	26,900	—	—	—	—	26,901
Net loss	—	—	—	(24,487)	—	—	—	(24,487)
Unrealized gain on marketable securities	—	—	—	—	—	—	29	29
Balance as of December 31, 2022	41,199,197	4	203,482	(163,453)	105,144	—	—	40,033
Stock-based compensation	—	—	14,376	—	—	—	—	14,376
Issuance of common stock and pre-funded warrants, net of issuance costs	750,000	—	30,301	—	—	—	—	30,301
Fair Value of warrants from debt financing		—	2,041	—	—	—	—	2,041
Restricted stock vested	561,500	—	—	—	—	—	—	—
Exercise of stock options	8,000	—	7	—	—	—	—	7
Net loss	—	—	—	(66,995)	—	—	—	(66,995)
Balance as of December 31, 2023	42,518,697	$4	$250,207	$(230,448)	105,144	$—	$—	$19,763

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(66,995)	$(24,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,376	4,985
Amortization of premiums on marketable securities	—	108
Depreciation expense	530	454
Noncash interest expense	810	383
Loss on disposal of fixed assets	2,537	—
Loss on extinguishment of debt	—	1,437
Gain on operating lease termination	—	6
Amortization of operating lease right-of-use asset	286	264
Amortization of finance lease right-of-use asset	20	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	587	(456)
Accounts payable	2,201	(338)
Accounts receivable	(3,860)	—
Unbilled receivable	(69)	(487)
Accrued expenses and other current liabilities	11,291	(255)
Operating lease liability	(291)	(264)
Net cash used in operating activities	(38,577)	(18,650)
Cash flows from investing activities
Sales and maturities of marketable securities	—	59,008
Purchases of marketable securities	—	(4,485)
Purchases of property and equipment	(362)	(302)
Deposits	—	(180)
Net cash (used in) provided by investing activities	(362)	54,041
Cash flows from financing activities
Proceeds from exercise of stock options	7	—
Proceeds from issuance of debt, net of issuance costs	44,105	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	30,300	26,901
Equity issuance costs	(177)	—
Repayment of debt	—	(43,750)
Debt issuance costs	—	(17)
Repayment of finance lease	(23)	(4)
Net cash provided by (used in) financing activities	74,213	(16,870)
Net increase in cash and cash equivalents	35,274	18,521
Cash and cash equivalents at the beginning of the year	34,273	15,752
Cash and cash equivalents at the end of the year	$69,547	$34,273

Supplemental disclosures
Cash paid for interest	$3,152	$1,789
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at year end	$93	$167
Change in unrealized loss on marketable securities	$—	$29
Fair value of warrants issued with debt	$2,041	$—
Right-of-use asset obtained in exchange for lease obligation	$1,428	$99

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Financial Statements

Note 1—Organization and Description of Business Operations

Verrica Pharmaceuticals Inc. (the “Company”) was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. On July 21, 2023, the U.S. Food and Drug Administration (“FDA”) approved YCANTH (formerly referred to as VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. The Company launched commercial operations in August 2023.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of December 31, 2023, the Company had an accumulated deficit of $230.4 million. In July 2022, the Company sold 13,575,000 shares of common stock at a public offering price of $2.10 per share, resulting in cumulative net proceeds of $26.9 million after deducting underwriting discounts and commissions, and offering expenses. On February 23, 2023, the Company sold 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in net proceeds of $30.3 million after deducting underwriting discounts and commissions, and offering expenses of approximately $2.3 million (see Note 8).

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

The Company believes its cash, and cash equivalents of $69.5 million as of December 31, 2023 will be sufficient to support the Company’s planned operations into the second quarter of 2025.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Cash and cash equivalents at December 31, 2023 includes a cash deposit of $500,000 with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk

At December 31, 2023, the Company’s financial instruments included cash equivalents, accounts payable, accrued expenses and notes payable. The carrying amount of cash equivalents, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying value of the Company's long term debt (Note 11) approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

Accounts receivable, trade subjects the Company to concentrations of credit risk as all of the Company's revenue is from sales of a single product, YCANTH (VP-102), to one pharmaceutical wholesale/distributor.

Accounts Receivable, Trade

Trade receivables, net of allowance for doubtful accounts related to YCANTH (VP-102) sales, which are recorded in net accounts receivable on the balance sheet, were $4.2 million as of December 31, 2023. As of December 31, 2023, the Company had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are 60 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of December 31, 2023.

On July 21, 2023, the Company received FDA approval for YCANTH (VP-102) for the treatment of molluscum contagiosum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement (Note 7), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, the Company purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next six months as previously expensed inventory is utilized for commercial production and sold to customers. If the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company’s cost of product revenue for twelve months ended December 31, 2023 would have been $0.5 million.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight line method over the expected useful lives of the assets, after the assets are placed in service.

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be recognized if the carrying value of the asset exceeds its fair value. Fair value is generally determined using discounted cash flows. The Company recognized a $2.6 million impairment loss on disposal of the assembly and packaging line during the year ended December 31, 2023 (see Note 3). No impairment losses were recorded during the year ended December 31, 2022. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful lives
Machinery and equipment	3 - 5 years
Office furniture and fixtures and equipment	3 years
Leasehold improvements	Lease Term
Automobiles	3 years

Debt Issuance Costs

Debt issuance costs incurred in connection with the Loan Facility (Note 11) are amortized to interest expense over the term of the financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

Revenue

Product Revenue, Net

The Company recognizes revenue from sales of a single product, YCANTH (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the year ended December 31, 2023. The Company sells the Product to one customer, a pharmaceutical wholesaler/distributor (the “Customer”) who in turn sells the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customer.

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

Each of the GTN estimate categories are discussed below:

Product Returns Allowances: The Customer is contractually permitted to return purchased Product in certain circumstances. The Company estimates expected returns based on the Company’s review of similar products in the industry while also using the limited sales history. As historical data for returns of the Product becomes available over time, the Company will utilize historical return rates of the Product in making its estimates. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.

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

Patient Assistance: The Company offers a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with YCANTH (VP-102) that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

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

Collaboration Revenues

The Company has generated collaboration revenue through its licensing and collaboration arrangements. The terms of the arrangements typically include payments to the Company of one or more of the following: nonrefundable, up-front license fees: regulatory and commercial milestone payments; payments for manufacturing supply services; materials shipped to support development; and royalties on net sales of licensed products.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales. Prior to FDA approval in July 2023, the Company expensed approximately $0.2 million in costs associated with the manufacturing of YCANTH (VP-102) as a component of research and development expense. Therefore, these costs are not included in cost of product revenue.

Advertising Expense

Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the year end December 31, 2023, advertising expenses were approximately $3.5 million.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. The Company uses the Black-Scholes option-pricing model to value its stock option awards. For stock-based awards granted to employees, non-employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option award and recognizes compensation expense on a straight-line basis over the vesting period of the award.

The use of the Black‑Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk‑free interest rates, and, for grants prior to the Company’s IPO, the value of the common stock. The expected term of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company historically has been a private-company and lacked company-specific historical and implied volatility information. Therefore, prior to the year ended December 31, 2023, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to the volatility of the Company's stock. For the year ended December 31, 2023, volatility is based solely on the Company's stock. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period including pre-funded warrants to purchase 4,064,814 shares of common stock that were issued in an underwritten offering in February 2023 (Note 8). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net loss per share excludes the potential impact of common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and dilutive net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2023	2022
Shares issuable upon exercise of stock options	5,565,615	3,932,779
Non-vested shares under restricted stock grants	561,500	425,000
Shares issuable upon exercise of warrants pursuant to debt financing	518,551	—
Total	6,645,666	4,357,779

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance was effective for the Company as of January 1, 2023 and did not have a material impact on the Company's financial statements and related disclosures.

Note 3—Property and Equipment

Property and equipment, net consists of (in thousands):

	As of
	December 31,
	2023	2022
Machinery and equipment	$1,543	$1,392
Office equipment	326	301
Office furniture and fixtures	303	303
Leasehold improvements	54	54
Construction in process	-	2,536
	2,226	4,586
Accumulated depreciation	(1,174)	(699)
Total property and equipment, net	$1,052	$3,887

Depreciation expense for both the years ended December 31, 2023 and 2022 was $0.5 million.

The Company had recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that was expected to be placed into service for commercial manufacturing upon regulatory product approval. However, it was determined that the asset was impaired due to the high cost required to upgrade the line as a result of changes in product assembly. As a result, the Company recognized a $2.5 million loss on the disposal of the asset included on the statement of operations and comprehensive loss during the year ended December 31, 2023.

Note 4 —Inventory

Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$420	$—
Work in process	487	—
Finished goods	115	—
Total inventory	$1,022	$—

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

For each of the years ended December 31, 2023 and 2022, the Company incurred expenses under the SA of $60,000, of which $36,000 were included in general and administrative expenses, and $24,000 were included in research and development expenses.

As of December 31, 2023, the Company had $10,000 of payables due to PBM and its affiliates.

On September 8, 2022, the Company entered into a clinical service agreement with Clinical Enrollment LLC which is controlled by Bryan Manning, the son of Paul B. Manning, who is the current chairman of the Company's Board of Directors. Paul B. Manning along with certain entities affiliated with Mr. Manning, are the Company's largest stockholder on a collective basis. Pursuant to the clinical service agreement, Clinical Enrollment LLC may provide recruiting support services for the Company's VP-315 clinical trial. No fees were due under the agreement until a minimum number of patients are enrolled in the clinical trial by the vendor. Compensation of $30,000 was recognized during the year ended December 31, 2022 for the development and production fee of media, video, and web to support recruitment services. After meeting the minimum enrollments, compensation includes a $15,000 fee per eligible patient enrolled in the trial. Patient expenses of $0.4 million were incurred for the year ended December 31, 2023, all of which was classified as research and development expenses. As of December 31, 2023, the Company had $0.1 million of payables due to Clinical Enrollment LLC.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Gross to net reserves	$5,357	$—
Compensation and related costs	3,438	1,399
Clinical trials and drug development	2,767	974
Professional fees	1,423	58
Commercial-related costs	538	—
Other current liabilities	244	—
Machinery and equipment	93	224
Total accrued expenses and other current liabilities	$13,860	$2,655

Note 7—Commitments and Contingencies

Litigation

On June 6, 2022, plaintiff Kranthi Gorlamari (“Plaintiff” filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors (“Defendants”). On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the YCANTH (VP-102) drug device and that such deficiencies posed a risk to the prospects for regulatory approval of YCANTH (VP-102) for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022 (the “Putative Class Period”).

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants have until March 11, 2024 to answer or file a motion against the second amended complaint.

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

In both 2023 and 2022, the Company executed respective purchase orders pursuant to which the Company agreed to purchase $0.7 million of crude cantharidin material and made prepayments of $0.7 million in each year against the purchase orders. The Company received the shipment for the 2022 purchase, however, the 2023 purchase has yet to be received. As of December 31, 2023 and 2022, the balance sheet reflects prepaid expense of $0.7 million and $1.5 million, respectively.

Note 8—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of December 31, 2023 and December 31, 2022. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

The following table summarizes the Company’s outstanding warrants:

	As of December 31, 2023
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

The 2018 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2018 Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company initially reserved 3,738,199 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2023, 2,419,919 shares were available for grant under the 2018 Plan.

Stock Options

The Company’s employee and non-employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2023 have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2026, are nontransferable, and have term expiration dates set to expire through 2033.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2023 and 2022 to estimate the fair value of employee and non-employee stock option awards:

For the Year Ended December 31,
	2023	2022
Risk-free rate of interest	3.57% - 4.76%	1.67% - 4.36%
Expected term (years)	5.3 - 6.3	5.3 - 6.0
Expected stock price volatility	93.09% - 95.94%	86.58% - 95.10%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the 2013 Plan and 2018 Plan for the years ended December 31, 2023 and 2022:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2021	3,443,817	$10.05
Granted	1,137,936	6.86
Exercised	—	—
Forfeited and expired	(648,974)	10.90
Outstanding as of December 31, 2022	3,932,779	$8.99	7.3	$173,604
Granted	1,760,836	6.38
Exercised	(8,000)	0.90
Forfeited and expired	(120,000)	5.52
Outstanding as of December 31, 2023	5,565,615	$8.25	7.2	$4,143,150
Options vested and exercisable as of December 31, 2023	3,081,357	$9.07	5.9	$1,810,191

The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the years ended December 31, 2023 and 2022 was $5.07 and $5.23, respectively. As of December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $12.0 million, which the Company expects to recognize over a weighted-average period of 2.6 years.

Restricted Stock Units

In November 2019 and August 2020 the Company granted 300,000 and 250,000 restricted stock units ("RSU"), respectively, to its executive officers of which 125,000 were forfeited. Half of the remaining RSUs vested upon receipt of regulatory approval of YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the “Approval Date”) and the other half will vest on July 21, 2024 subject to the holders’ continuous service through such date.

In March 2023, the Company granted 698,000 RSUs, half of which vested upon the first commercial sale of YCANTH (VP-102) on August 24, 2023 (the “First Sale Date”) and half of which will vest on August 24, 2024 subject to the holders’ continuous service through such date.

Compensation expense of $8.8 million was recognized in the Company’s statements of operations for the year ended December 31, 2023 related to the vested RSUs based on the fair market value at the date of grant. As of December 31, 2023, the remaining unrecognized compensation expense related to the RSUs was $1.5 million, which the Company expects to recognize over a weighted average service period of 0.4 years now that vesting of these awards is probable.

The following table summarizes the activity related to the RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2021 and December 31, 2022	425,000	$11.68
Granted	698,000	7.58
Forfeited	—	—
Vested	(561,500)	9.13
Nonvested as of December 31, 2023	561,500	$9.13

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Selling, general and administrative	$11,796	$3,525
Research and development	2,580	1,460
Total stock-based compensation	$14,376	$4,985

Note 10—Leases

The Company leases 11,201 square feet of office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. The initial term expires on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expenses.

The Company leases office space in Scotch Plains, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and expires on April 30, 2025. Base rent over the initial term is approximately $104,000 per year. During the year ended December 31, 2022, the Company recognized a right-of-use asset of $99,000 and a lease liability of $95,000.

The Company entered into a fleet program to provided vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. During the year ended December 31, 2023, the Company recognized a right-of-use asset of $1.4 million and a lease liability of $1.4 million related to these finance leases.

The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Finance lease cost:
Amortization ROU assets	$23	$4
Interest on lease liabilities	7	—
Total finance lease costs	$30	$4
Operating lease:
Operating lease costs	$282	$369
Short-term lease costs	—	7
Total operating lease expense	$282	$376

Maturities of the Company’s operating leases, excluding short-term leases, as of December 31, 2023 are as follows (in thousands):

	Operating	Finance
2024	$390	$470
2025	372	402
2026	366	343
2027	247	324
Thereafter	—	83
Total lease payments	1,375	1,622
Less imputed interest	(141)	(220)
Lease liability	$1,234	$1,402

The weighted average remaining lease term and discount rates for the Company's leases as of December 31, 2023 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	3.58	4.27
Weighted average discount rate	6.25%	7.87%

Note 11–Debt

On July 11, 2022, the Company voluntarily repaid its previous debt facility (the “Mezzanine Loan Agreement”) in full in the amount of $43.8 million, inclusive of principal amount of debt, the final payment fee, and accrued interest, and satisfied all of the Company’s outstanding debt obligations. The Company did not incur any prepayment penalties in connection with the repayment of the debt. The prepayment was made in full using restricted cash of $40.0 million, as well as cash on hand of $3.8 million for the final payment fee. For the year ended December 31, 2022, the Company recognized a $1.4 million loss on debt extinguishment which consisted of non-cash unamortized debt issuance costs.

For the year ended December 31, 2022, the Company recognized interest expense related to the terminated facility of $2.2 million, of which $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

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

On the Closing Date, the Company also issued the Initial Lender warrants to purchase up to 518,551 shares of the Company’s common stock, at an exercise price of $6.0264 per share, which have a term of 10 years from the issuance date. The warrants were deemed to be classified as equity per the guidance ASC 815 Derivatives and Hedging. The proceeds from the debt transaction were allocated among the two instruments based on their relative fair values. The relative fair value of the warrants was determined to be $2.0 million and the fair value was determined to be $2.4 million based on the black-scholes valuation technique and the key assumptions used were as follows: (i) an expected term of 10 years, (ii) an expected volatility of 94.86%, (iii) a risk free rate of 3.86% and (iv) no estimated dividend yield.

On each of December 20, 2023 and January 31, 2024, the Company entered into an amendment to the Credit Agreement in order to extend a deadline for a specified regulatory milestone. For the second amendment on January 31, 2024, the Company paid an upfront amendment fee of $250,000 and agreed to make an additional payment of $250,000 if a specified regulatory milestone is not achieved by a specified date.

The Loan Facility is classified as non-current debt at issuance as the Company does not currently intend to repay amounts borrowed under the Loan Facility prior to the maturity date of July 26, 2028 and believes that the probability of any acceleration of the Loan Facility is not probable at December 31, 2023. The Company has incurred debt discount and issuance costs of $10.4 million, that are classified as a contra-liability on the balance sheet. The debt discount and issuance costs consists of $5.9 million paid in cash during the year ended December 31, 2023 and the final payment fee of $2.5 million, classified as a long-term liability and the fair value of the warrants of $2.0 million, classified as equity on the condensed balance sheet.

For the year ended December 31, 2023, the Company recognized interest expense related to the Credit Agreement of $4.0 million, of which $3.2 million was interest on the term loan and $0.8 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of December 31, 2023 (in thousands):

Gross proceeds	$50,000
Accrued final payment fee	2,500
Unamortized debt discount and issuance costs	(9,626)
Total long-term debt, net	$42,874

Note 12–Income Taxes

There is no provision for income taxes as the Company has incurred operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Tax computed at statutory federal income tax rate	$(14,069)	$(5,142)
State taxes, net of federal benefit	(1,547)	(955)
Permanent items	1,063	251
R&D credits	(466)	(235)
Change in tax rate	482	4,637
Other	585	127
Change in valuation allowance	13,952	1,317
Income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryovers	$37,167	$29,771
Sec. 174 capitalization	5,150	2,465
Share-based compensation	4,690	3,704
Tax credits	3,081	2,615
Accrued compensation	803	345
Amortization	673	780
Lease liabilities	619	383
Other	2,122	70
Total deferred tax assets	54,305	40,133
Less valuation allowance	(53,684)	(39,732)
Deferred tax asset, net of valuation allowance	621	401
Deferred tax liabilities:
Right-of-use assets	(601)	(362)
Fixed assets	(20)	(39)
Total deferred tax liabilities	(621)	(401)
Net deferred tax assets	$—	$—

The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $149.6 million and $152.1 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. As of December 31, 2023, the Company had federal and state research and development carryforwards of $3.1 million. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards may be limited. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2017 and subsequent federal and state tax years for the Company remain open for the assessment of income taxes.

Note 13—License and Collaboration Agreements

On March 17, 2021, the Company entered into a collaboration and license agreement (the “Torii Agreement”) with Torii, pursuant to which the Company granted Torii an exclusive license to develop and commercialize the Company’s product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102). Additionally, the Company granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

Pursuant to the Torii Agreement, the Company received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022 Torii dosed the first patient in its Phase 3 trial of YCANTH (VP-102) (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue in the statement of operations for the year period ended December 31, 2022. Additionally, the Company is entitled to receive from Torii an additional $50 million in aggregate payments from Torii contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized billed and unbilled collaboration revenue of $0.5 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively related to supplies and development activity pursuant to this agreement.

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company paid Lytix a one-time up-front fee of $0.3 million in 2020. In addition, in May 2022 and February 2021, the Company paid Lytix a one-time $1.0 million and $2.3 million payment, respectively upon the achievement by Lytix of a regulatory milestone. The $1.0 and $2.3 million payments were recognized in research and development expense in the statement of operations for the years ended December 31, 2022 and 2021, respectively. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as a smaller reporting company, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

10.19+

Employment Agreement, by and between the Registrant and Christopher Hayes, dated as of February 27, 2020 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.20*

Collaboration and License Agreement, by and between the Company and Torii Pharmaceutical Co., Ltd., dated March 17, 2021 (incorporated herein by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2021).

10.21+	Second Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board as of February 27, 2024

10.22

Open Market Sale AgreementSM between the Registrant and Jefferies LLC, dated November 7, 2022 (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268229), filed with the Securities and Exchange Commission on November 7, 2022).

10.23*++

Credit Agreement, dated as of July 26, 2023, by and between the Registrant and Orbimed Royalty & Credit Opportunities IV, LP (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2023).

10.24*++

Pledge and Security Agreement, dated as of July 26, 2023, by and between the Registrant and Orbimed Royalty & Credit Opportunities IV, LP (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2023).

10.25

Warrant Certificate, dated as of July 26, 2023, by and between the Registrant and Orbimed Royalty & Credit Opportunities IV, LP (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2023).

10.26

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 21, 2023).

10.27*	First Amendment to Credit Agreement, dated as of December 20, 2023, by and between the Registrant and Orbimed Royalty & Credit Opportunities IV, LP.

10.28*	Second Amendment to Credit Agreement, dated as of January 31, 2024, by and between the Registrant and Orbimed Royalty & Credit Opportunities IV, LP.

23.1	Consent of KPMG LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

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

97	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

++ Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

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

VERRICA PHARMACEUTICALS INC.

	By:	/s/ Ted White
February 29, 2024		Ted White President and Chief Executive Officer

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

Signature	Title	Date

/s/ Ted White Ted White	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ P. Terence Kohler, Jr P. Terence Kohler, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024

/s/ Paul B. Manning Paul B. Manning	Chairman of the Board of Directors	February 29, 2024

/s/ Sean Stalfort Sean Stalfort	Director	February 29, 2024

/s/ Craig Ballaron Craig Ballaron	Director	February 29, 2024

/s/ Mark Prygocki Mark Prygocki	Director	February 29, 2024

/s/ Lawrence Eichenfield Lawrence Eichenfield	Director	February 29, 2024
/s/ Diem Nguyen
Diem Nguyen	Director	February 29, 2024