Form 10-Q
period 2024-03-31
Verrica Pharmaceuticals Inc.
filed 2024-05-13
CIK 1660334

28

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 42,420,053 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$48,939	$69,547
Accounts receivable	7,002	4,248
Unbilled collaboration revenue	592	168
Inventory	2,499	1,022
Prepaid expenses and other current assets	2,344	2,545
Total current assets	61,376	77,530
Property and equipment, net	937	1,052
Operating lease right-of-use asset	1,082	1,158
Finance lease right-of-use asset	2,460	1,405
Other non-current assets	452	452
Total assets	$66,307	$81,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,527	$2,464
Accrued expenses and other current liabilities	15,828	13,860
Operating lease liability	331	324
Finance lease liability	679	376
Total current liabilities	19,365	17,024
Operating lease liability	825	910
Finance lease liability	1,761	1,026
Long term debt	42,848	42,874
Total liabilities	64,799	61,834
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 42,525,197 shares issued and 42,420,053 shares outstanding as of March 31, 2024 and 42,518,697 shares issued and 42,413,553 shares outstanding as of December 31, 2023	4	4
Treasury stock, at cost, 105,144 shares as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	252,287	250,207
Subscription receivable	(4)	—
Accumulated deficit	(250,779)	(230,448)
Total stockholders’ equity	1,508	19,763
Total liabilities and stockholders’ equity	$66,307	$81,597

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenue:
Product revenue, net	$3,232	$—
Collaboration revenue	594	37
Total revenue	3,826	37
Operating expenses:
Selling, general and administrative	16,339	4,319
Research and development	4,948	2,739
Cost of product revenue	546	—
Cost of collaboration revenue	592	68
Total operating expenses	22,425	7,126
Loss from operations	(18,599)	(7,089)
Other (expense) income:
Interest income	598	500
Interest expense	(2,319)	—
Other expense	(11)	—
Total other (expense) income, net	(1,732)	500
Net loss	$(20,331)	$(6,589)

Net loss per share, basic and diluted	$(0.44)	$(0.15)
Weighted-average common shares outstanding, basic and diluted	46,483,669	43,023,379

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

								Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	Equity

January 1, 2024	42,518,697	$4	$250,207	$—	$(230,448)	105,144	$—	$19,763
Stock-based compensation	—	—	2,072	—	—	—	—	2,072
Exercise of stock options	6,500	—	8	(4)	—	—	—	4
Net loss	—	—	—	—	(20,331)	—	—	(20,331)
March 31, 2024	42,525,197	$4	$252,287	$(4)	$(250,779)	105,144	$—	$1,508

January 1, 2023	41,199,197	$4	$203,482	$—	$(163,453)	105,144	$—	$40,033
Stock-based compensation	—	—	1,094	—	—	—	—	1,094
Issuance of common stock and pre-funded warrants, for the purchase of common stock, net of issuance costs	750,000	—	30,301	—	—	—	—	30,301
Exercise of stock options	8,000	—	7	—	—	—	—	7
Net loss	—	—	—	—	(6,589)	—	—	(6,589)
March 31, 2023	41,957,197	$4	$234,884	$—	$(170,042)	105,144	$—	$64,846

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(20,331)	$(6,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,072	1,094
Depreciation expense	126	131
Non cash interest expense	483	—
Amortization of operating lease right-of-use asset	76	71
Amortization of finance lease right-of-use asset	138	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,275)	1,266
Collaboration revenue receivable, billed and unbilled	(424)	431
Accounts payable	52	14
Accounts receivable	(2,753)	—
Accrued expenses and other current liabilities	1,968	(934)
Operating lease liability	(79)	(74)
Net cash used in operating activities	(19,947)	(4,590)
Cash flows from investing activities
Purchases of property and equipment	—	(11)
Net cash used in investing activities	—	(11)
Cash flows from financing activities
Proceeds from exercise of stock options	4	7
Payment of debt amendment fees	(509)	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	30,301
Equity issuance costs	—	(28)
Repayment of finance lease	(156)	—
Net cash (used in) provided by financing activities	(661)	30,280
Net (decrease) increase in cash and cash equivalents	(20,608)	25,679
Cash and cash equivalents at the beginning of the period	69,547	34,273
Cash and cash equivalents at the end of the period	$48,939	$59,952

Supplemental disclosures
Cash paid for interest	$1,836	$—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at period end	$11	$34
Right-of-use asset obtained in exchange for lease obligation	$1,193	$—

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of March 31, 2024, the Company had an accumulated deficit of $250.8 million. The Company believes its cash, and cash equivalents of $48.9 million as of March 31, 2024 will be sufficient to support the Company’s planned operations only into the first quarter of 2025. These factors cause substantial doubt to exist about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned commercial and development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate its future commercialization efforts or research and development programs.

On July 26, 2023, the Company entered into a Credit Agreement which provides for up to $125.0 million in debt under a Loan Facility (as defined in Note 10). The Company borrowed $50.0 million under the Loan Facility on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, subject to the Company's achievement of certain revenue targets, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025. Amounts borrowed under the Loan Facility will mature on July 26, 2028.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included in its Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Collateral Cash

Cash and cash equivalents as of March 31, 2024 includes a cash deposit of $0.5 million with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk

As of March 31, 2024, the Company’s financial instruments included cash equivalents, accounts receivable, accounts payable, and notes payable. The carrying amount of cash equivalents, accounts receivable and accounts payable approximated fair value, given their short-term nature. The carrying value of the notes payable approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

Accounts receivable subjects the Company to concentrations of credit risk as all of the Company's revenue is from sales of a single product, YCANTH (VP-102), primarily to one pharmaceutical wholesale/distributor.

Accounts Receivable

Accounts receivable, related to YCANTH (VP-102) sales, was $7.0 million at March 31, 2024. As of March 31, 2024, the Company had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are approximately 60 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of March 31, 2024.

On July 21, 2023, the Company received FDA approval for YCANTH (VP-102) for the treatment of molluscum contagiosum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH received FDA approval. Pursuant to the supply agreement (Note 6), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14.0 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, the Company purchased other components and services related to YCANTH for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH will initially reflect a lower average per unit cost of materials over approximately the next nine months as previously expensed inventory is utilized for commercial production and sold to customers. If the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company’s cost of product revenue for the three months ended March 31, 2024 would have been $0.7 million including $0.3 million of obsolete inventory costs.

Product Revenue, Net

The Company recognizes revenue from sales of a single product, YCANTH (VP-102) (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. The Company sells the Product primarily to one customer, a pharmaceutical wholesaler/distributor (the “Customer”) who in turn sells the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customer.

Gross product sales are reduced by corresponding gross-to-net (“GTN”) estimates using the expected value method, resulting in the Company’s reported “Product revenue, net” in the accompanying statements of operations. Product revenue, net reflects the amount the Company ultimately expects to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that the Company estimates for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations ("GPO") administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales. Prior to FDA approval of YCANTH (VP-102) in July 2023, the Company expensed approximately $0.1 million in costs associated with the manufacturing of YCANTH (VP-102) as a component of research and development expense. Therefore, these costs are not included in cost of product revenue.

Advertising Expense

Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the three months ended March 31, 2024, advertising expense was approximately $1.5 million.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	March 31,
	2024	2023
Shares issuable upon exercise of stock options	6,613,615	4,722,082
Non-vested shares under restricted stock grants	834,000	1,123,000
Shares issuable upon exercise of warrants pursuant to debt financing	518,551	—
Total	7,966,166	5,845,082

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard became effective for the Company on January 1, 2024, and its adoption did not have an impact on the Company's financial statements and related disclosures.

Note 3 —Inventory

Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$1,150	$420
Work in process	668	487
Finished goods	681	115
Total inventory	$2,499	$1,022

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	March 31,	December 31,
	2024	2023
Machinery and equipment	$1,554	$1,543
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	2,237	2,226
Accumulated depreciation	(1,300)	(1,174)
Total property and equipment, net	$937	$1,052

Depreciation expense for both of the three months ended March 31, 2024 and 2023 was $0.1 million.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Gross to net reserves	$8,502	$5,357
Clinical trials and drug development	3,517	2,767
Compensation and related costs	1,393	3,438
Professional fees	1,124	1,423
Commercial-related costs	878	538
Other current liabilities	321	244
Machinery and equipment	93	93
Total accrued expenses and other current liabilities	$15,828	$13,860

Note 6—Commitments and Contingencies

Litigation

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

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants’ motion to dismiss the second amended complaint was fully briefed as of April 22, 2024, and is pending before the Court.

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

In both 2023 and 2022, the Company executed respective purchase orders pursuant to which the Company agreed to purchase $0.7 million of crude cantharidin material and made prepayments of $0.7 million in each year against the purchase orders. The Company received the shipment for the 2023 purchase during the three months ended March 31, 2024, which was reflected as a prepaid expense of $0.7 million on the balance sheet as of December 31, 2023.

Note 7—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of March 31, 2024 and December 31, 2023. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

Warrants

The following table summarizes the Company’s outstanding warrants, all of which are exercisable for common stock:

	March 31, 2024
	Number of warrants	Exercise Price	Expiration Date
Pre-funded warrants issued pursuant to 2023 underwritten public offering	4,064,814	$0.0001	No expiration
Warrants issued in connection with OrbiMed debt facility	518,551	$6.0264	7/25/2033

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$1,622	$836
Research and development	450	258
Total stock-based compensation	$2,072	$1,094

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2023	5,565,615	$8.25	7.2	$4,143,150
Granted	1,079,300	4.99
Exercised	(6,500)	1.24		4,755
Forfeited	(24,800)	5.24
Expired	—	—
Outstanding as of March 31, 2024	6,613,615	$7.74	7.5	$2,688,929
Options vested and exercisable as of March 31, 2024	3,438,271	$9.01	5.9	$620,420

As of March 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $14.7 million, which the Company expects to recognize over a weighted-average period of 2.84 years.

Stock option compensation expense of $1.5 million and $1.1 million was recognized in the Company's statements of operations during the three months ended March 31, 2024 and 2023, respectively.

Restricted Stock Units

In November 2019 and August 2020 the Company granted 300,000 and 250,000 restricted stock units ("RSUs"), respectively, to its executive officers, of which 125,000 were forfeited. Half of the remaining RSUs vested upon receipt of regulatory approval of the Company’s new drug application for YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the “Approval Date”) and the other half will vest on July 21, 2024, subject to the holders’ continuous service through each applicable date.

In March 2023, the Company granted 698,000 RSUs, half of which vested upon the first commercial sale of YCANTH (VP-102) on August 24, 2023 and half of which will vest on August 24, 2024, subject to the holders’ continuous service through each applicable date.

In March 2024, the Company granted 272,500 RSUs to executive officers. These restricted stock units vest 25% annually over four years subject to the holders' continuous service through each applicable date.

Compensation expense of $0.6 million was recognized in the Company’s statements of operations for the three months ended March 31, 2024 related to the vested RSUs based on the fair market value at the date of grant. As of March 31, 2024, the remaining unrecognized compensation expense related to the RSUs was $2.2 million, which the Company expects to recognize over a weighted average service period of 1.6 years now that vesting of these awards is probable.

The following is a summary of changes in the status of non-vested RSUs for the three months ended March 31, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2023	561,500	$9.13
Granted	272,500	4.80
Forfeited	—	—
Vested	—	—
Nonvested as of March 31, 2024	834,000	$7.72

Note 9—Leases

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

The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. During the three months ended March 31, 2024, the Company recognized both a right-of-use asset and a lease liability of $1.2 million related to these finance leases.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization ROU assets	$139	$—
Interest on lease liabilities	44	—
Total finance lease costs	$183	$—
Operating lease:
Operating lease costs	$94	$86
Short-term lease costs	—	—
Total operating lease expense	$94	$86

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of March 31, 2024 are as follows (in thousands):

	Operating	Finance
2024 (remaining 9 months)	$293	$648
2025	372	744
2026	366	631
2027	247	592
Thereafter	—	181
Total lease payments	1,278	2,796
Less imputed interest	(122)	(356)
Lease liability	$1,156	$2,440

The weighted average remaining lease term and discount rates for the Company's leases as of March 31, 2024 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	3.34	4.07
Weighted average discount rate	6.25%	7.72%

Note 10—Debt

On July 26, 2023 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the “Initial Lender”), as a lender, and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”), and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the “Loan Facility”). The Company borrowed $50.0 million under the Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, subject to the Company's achievement of certain revenue targets, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025. Amounts borrowed under the Loan Facility will mature on July 26, 2028. During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid or will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of March 31, 2024, the Company is in compliance with all covenants.

On the Closing Date, the Company also issued the Initial Lender warrants to purchase up to 518,551 shares of the Company’s common stock, at an exercise price of $6.0264 per share, which have a term of 10 years from the issuance date. The warrants were deemed to be classified as equity per the guidance ASC 815 Derivatives and Hedging. The proceeds from the debt transaction were allocated among the two instruments based on their relative fair values. The relative fair value of the warrants was determined to be $2.0 million and the fair value was determined to be $2.4 million based on the Black-Scholes valuation technique and the key assumptions used were as follows: (i) a contracted term of 10 years, (ii) an expected volatility of 94.86%, (iii) a risk free rate of 3.86% and (iv) no estimated dividend yield.

On each of December 20, 2023 and January 31, 2024, the Company entered into an amendment to the Credit Agreement in order to extend a deadline for a specified regulatory milestone. For each amendment, the Company paid an amendment fee of $250,000. The Company accounted for these amendments as modifications and the amendment fees were reflected in the debt discount and amortized over the life of the Credit Agreement using the effective interest method.

The Loan Facility is classified as non-current debt as the Company does not currently intend to repay amounts borrowed under the Loan Facility prior to the maturity date of July 26, 2028 and believes that the probability of any acceleration of the Loan Facility is not probable at March 31, 2024. The Company has incurred debt discount and issuance costs of $10.4 million, that are netted against the carrying value of the Loan Facility. The debt discount and issuance costs consists of $5.9 million paid in cash during the year ended December 31, 2023 and the final payment fee of $2.5 million, classified as a long-term liability and the fair value of the warrants of $2.0 million, classified as equity on the balance sheet.

For the three months ended March 31, 2024, the Company recognized interest expense of $2.3 million of which $1.8 million was interest on the term loan and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as of March 31, 2024 (in thousands):

Gross proceeds from Loan Facility	$50,000
Accrued final payment fee	2,500
Unamortized debt discount and issuance costs	(9,652)
Total long-term debt, net	$42,848

Note 11—License and Collaboration Agreements

Torii Agreements

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

Pursuant to the Torii Agreement, the Company received milestone payments from Torii in prior periods totaling $20.0 million. Additionally, the Company is entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30’s to the mid-40’s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized collaboration revenue of $0.6 million and $37,000 for the three months ended March 31, 2024 and 2023 respectively related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Lytix Agreement

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS (“Lytix”) for the use of licensed technology, referred to as VP-315, to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the” Lytix Agreement”). As part of the Lytix Agreement, the Company has paid Lytix milestone fees of $3.6 million in previous periods. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

Note 12 – Subsequent Event

Third Amendment to Credit Agreement

On May 6, 2024, the Company entered into an amendment to the Credit Agreement pursuant to which the Lenders waived the going concern requirement under Section 7.1(b) of the Credit Agreement with respect to the financial statements for the quarter ended March 31, 2024 (the “Third Amendment”). In connection with the Third Amendment, the Company paid an amendment fee of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2022 and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. Our financial statements have been prepared in accordance with U.S. GAAP.

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

On July 21, 2023, YCANTH (cantharidin) 0.7% topical solution was the first product approved by the FDA for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization consisting of 77 sales representatives in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians. We also plan to advance YCANTH (VP-102) for common warts and external genital warts through a separate regulatory approval process. In the future, we also intend to pursue commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as YCANTH (VP-102) for common warts and genital warts if approved, in additional geographic regions, either alone or together with a strategic partner.

We are also developing YCANTH (VP-102) for the treatment of common warts. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of YCANTH (VP-102) for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of YCANTH (VP-102) in subjects with up to six warts. We held a Type C meeting with FDA on clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting resulted in gaining alignment on the design of a pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts. We continue to evaluate the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of common warts, and we plan to seek additional guidance from the FDA in the second quarter of this year.

In addition, we are also developing YCANTH (VP-102) for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of YCANTH (VP-102) in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of YCANTH (VP-102) for the treatment of external genital warts. An end of Phase 2 meeting was held with the FDA in May 2021. Based on results of the Phase 2 trial, we are evaluating the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of external genital warts.

We also intend to develop our product candidate, VP-315, for the treatment of dermatological oncology indications. The FDA accepted our investigational new drug application in November 2021. In April 2022, we dosed the first patient in Part 1 of a three-part Phase 2, multicenter, open-label, dose-escalation proof-of-concept trial with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy in subjects with biopsy proven basal cell carcinoma. In Part 1 of the trial, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023. In June 2023, the protocol was amended to remove Part 3 of the trial and to expand Part 2. The last patient in Part 2 of the trial was dosed in December 2023 and we expect top-line results from this trial in the second quarter of 2024.

In addition, we have conducted necessary drug development activities for VP-103, our second cantharidin-based product candidate, and are evaluating when to initiate a Phase 2 clinical trial for the treatment of plantar warts.

Since our inception in 2013, our operations have focused on developing YCANTH (VP-102), organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

On July 26, 2023, we entered into a Credit Agreement with OrbiMed, or the Initial Lender, and each other lender that may from time to time become a party thereto, or the Lenders. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million, or the Loan Facility, of which we borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, subject to our achievement of certain revenue targets, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025. Amounts borrowed under the Loan Facility will mature on July 26, 2028. As part of the Loan Facility, we issued the Initial Lender a warrant to purchase up to 518,551 shares of our common stock, at an exercise price of $6.0264 per share, which have a term of 10 years from the issuance date.

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

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2024 and 2023, our net loss was $20.3 million and $6.6 million, respectively. As of March 31, 2024, we had an accumulated deficit of $250.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum;
•
continue our ongoing clinical program evaluating VP-315 for the treatment of basal cell carcinoma and potentially additional dermatological oncology indications;
•
continue our ongoing clinical programs evaluating YCANTH (VP-102) for the treatment of common warts and external genital warts, as well as initiate and complete additional clinical trials, as needed;
•
initiate clinical trials evaluating VP-103 for the treatment of plantar warts;
•
pursue regulatory approvals for YCANTH (VP-102) for the treatment of common warts, external genital warts, or any other indications we may pursue for YCANTH (VP-102), as well as for VP-103 or VP-315;
•
seek to discover and develop additional product candidates;
•
further establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and any other product candidates for which we may obtain regulatory approval, including YCANTH for external genital warts and common warts,VP-315 and VP-103;
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

A summary of our significant accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. However, we believe that the additional accounting policies disclosed in Note 2 to our financial statement are important to understanding and evaluating our reported financial results.

Components of Results of Operations

Product Revenue, Net

We recognize revenue from sales of YCANTH (VP-102), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment for the treatment of patients by a healthcare provider in the United States in the year ended December 31, 2023. We sell the Product primarily to one pharmaceutical wholesaler/distributor, or the Customer who in turn sells the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customer.

Gross product sales are reduced by corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “Product revenue, net” in the accompanying statements of operations. Product revenue, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that we estimate for the various GTN categories. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations, or GPOs, administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. We purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, we purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next nine months as previously expensed inventory is utilized for commercial production and sold to customers. If we included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for three months ended March 31, 2024 would have been $0.7 million.

Cost of Collaboration Revenue

The costs of collaboration revenue consists of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Total revenue
Product revenue, net	$3,232	$—	$3,232
Collaboration revenue	594	37	557
Total revenue	3,826	37	3,789
Operating expenses:
Selling, general and administrative	16,339	4,319	12,020
Research and development	4,948	2,739	2,209
Cost of product revenue	546	—	546
Cost of collaboration revenue	592	68	524
Total operating expenses	22,425	7,126	15,299
Loss from operations	(18,599)	(7,089)	(11,510)
Other income (expense):
Interest income	598	500	98
Interest expense	(2,319)	—	(2,319)
Other expense	(11)	—	(11)
Total other (expense) income, net	(1,732)	500	(2,232)
Net loss	$(20,331)	$(6,589)	$(13,742)

Product Revenue, Net

Product revenue, net was $3.2 million for the three months ended March 31, 2024 and relates to the delivery of YCANTH (VP-102) to FFF, our distribution partner. YCANTH (VP-102), our first FDA approved product, became available for commercial sale in August 2023.

Collaboration Revenue

Collaboration revenue was $0.6 million for the three months ended March 31, 2024, compared to $37,000 for the three months ended March 31, 2023. Both of the three months ended March 31, 2024 and 2023, collaboration revenue consisted of supplies and development activity with Torii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.3 million for the three months ended March 31, 2024, compared to $4.3 million for the three months ended March 31, 2023. The increase of $12.0 million was primarily due to higher expenses related to commercial activities for YCANTH (VP-102), including increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force of $6.2 million, increased marketing and sponsorship costs of $2.3 million, other commercial activity of $1.9 million, and increased legal costs of $0.6 million.

Research and Development Expenses

Research and development expenses were $4.9 million for the three months ended March 31, 2024, compared to $2.7 million for the three months ended March 31, 2023. The increase of $2.2 million was primarily related to additional clinical trial costs for VP-315 of $1.5 million and increased headcount related costs of $0.6 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the three months ended March 31, 2024 and 2023. We did not incur any research and development expense for VP-103 during the three months ended March 31, 2024 or 2023. Unallocated expenses include compensation and other personnel related costs.

	For the Three Months Ended March 31,
	2024	2023	Change
YCANTH (VP-102)	$579	$805	$(226)
VP-315	2,390	352	2,038
Stock based compensation	450	258	192
Other unallocated expenses	1,529	1,324	205
Research and development expense	$4,948	$2,739	$2,209

Cost of Product Revenue

Cost of product revenue of $0.5 million for the three months ended March 31, 2024 consisted of product costs related to the sale of YCANTH (VP-102) and obsolete inventory write-off of $0.3 million.

Cost of Collaboration Revenue

Cost of collaboration revenue was $0.6 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. The increase of $0.5 million was primarily due to increased manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income was $0.6 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023 primarily due to higher interest rates.

Interest Expense

Interest expense of $2.3 million for the three months ended March 31, 2024 consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, the issuance of debt and $20.0 million from the Torii Agreement. In February 2023, we closed an underwritten offering of 750,000 shares of our common stock and pre-funded warrants to purchase 4,064,814 shares of common stock. The shares of common stock were sold as a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in total net proceeds of $30.3 million, after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2024, we had cash and cash equivalents of $48.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our primary specialty pharmacy distributor.

On July 26, 2023, we entered into the Credit Agreement which provides for a $125.0 million Loan Facility. We borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, subject to our achievement of certain revenue targets, up to $25.0 million will be made available on or prior to June 30, 2024, up to $30.0 million will be made available on or prior to December 31, 2024, up to $10.0 million will be made available on or prior to March 31, 2025, and up to $10.0 million will be made available on or prior to June 30, 2025. Amounts borrowed under the Loan Facility will mature on July 26, 2028.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(19,947)	$(4,590)
Net cash used in investing activities	—	(11)
Net cash (used in) provided by financing activities	(661)	30,280
Net (decrease) increase in cash and cash equivalents	$(20,608)	$25,679

Operating Activities

During the three months ended March 31, 2024, operating activities used $19.9 million of cash, primarily resulting from a net loss of $20.3 million partially offset by non-cash stock-based compensation of $2.1 million. Net cash used by changes in operating assets and liabilities consisted primarily of increases in accounts receivable of $2.8 million and prepaid expenses and other assets of $1.3 million partially offset by an increase in accrued expenses of $1.7 million.

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

Investing Activities

During the three months ended March 31, 2024, no cash was used in investing activities.

During the three months ended March 31, 2023, net cash used in investing activities of $11,000 for the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash used by financing activities of $0.7 million was primarily due to $0.5 million of debt amendment costs paid related to the Orbimed Credit Agreement.

During the three months ended March 31, 2023, net cash provided by financing activities of $30.3 million was primarily due to the proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

Funding Requirements

Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our primary specialty pharmacy distributor. While we expect to generate revenue from the sale of YCANTH (VP-102), we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate commercialization of YCANTH (VP-102) and continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. Following the approval of YCANTH (VP-102), for the treatment of molluscum contagiosum, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of March 31, 2024 will be sufficient to support our planned operations only into the first quarter of 2025. These factors cause substantial doubt to exist about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•
the level of sales achieved, and costs related to the commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum;
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

•
the costs to scale up and secure manufacturing arrangements for commercial production of YCANTH (VP 102) for the treatment of molluscum contagiosum and any product candidate we successfully commercialize; and
•
the costs of establishing and maintaining sales and marketing capabilities for YCANTH (VP 102) for the treatment of molluscum contagiosum and any product candidate that obtains regulatory approval.

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

Contractual Obligations and Commitments

As of March 31, 2024, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants’ motion to dismiss the second amended complaint was fully briefed as of April 22, 2024, and is pending before the Court.

We are involved in ordinary, routine legal proceedings that are not considered by management to be material. We believe the ultimate liabilities resulting from such legal proceedings will not materially affect our financial position or our results of operations or cash flows.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024. Except as set forth below, there have been no material changes to the risk factors described in that report.

Our financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring losses from operations since inception and we believe our existing cash and cash equivalents will be sufficient to support our planned operations only into the first quarter of 2025. These factors cause substantial doubt to exist about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1 (3)#	Second Amendment to Credit Agreement, dated as of January 31, 2024, by and between the Registrant and Orbimed Royalty & Credit Opportunities IV, LP.

10.2 (4)+	Second Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board as of February 27, 2024.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(3) Previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 29, 2024.

(4) Previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 29, 2024.

# Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

+ Indicates management contract or compensatory plan.

* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERRICA PHARMACEUTICALS INC.

May 13, 2024	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)