Form 10-Q
period 2024-06-30
Verrica Pharmaceuticals Inc.
filed 2024-08-14
CIK 1660334

28

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 42,668,553 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$31,930	$69,547
Accounts receivable	10,026	4,248
Unbilled collaboration revenue	182	168
Inventory	2,704	1,022
Prepaid expenses and other current assets	2,476	2,545
Total current assets	47,318	77,530
Property and equipment, net	710	1,052
Operating lease right-of-use asset	1,005	1,158
Finance lease right-of-use asset	2,524	1,405
Other non-current assets	453	452
Total assets	$52,010	$81,597
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,150	$2,464
Accrued expenses and other current liabilities	17,850	13,860
Operating lease liability	332	324
Finance lease liability	719	376
Total current liabilities	20,051	17,024
Operating lease liability	744	910
Finance lease liability	1,764	1,026
Long-term debt	42,751	42,874
Total liabilities	65,310	61,834
Commitments and Contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 42,561,197 shares issued and 42,456,053 shares outstanding as of June 30, 2024 and 42,518,697 shares issued and 42,413,553 shares outstanding as of December 31, 2023	4	4
Treasury stock, at cost, 105,144 shares as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	254,661	250,207
Accumulated deficit	(267,965)	(230,448)
Total stockholders’ (deficit) equity	(13,300)	19,763
Total liabilities and stockholders’ (deficit) equity	$52,010	$81,597

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue:
Product revenue, net	$4,892	$—	$8,124	$—
Collaboration revenue	285	182	879	219
Total revenue	5,177	182	9,003	219
Operating expenses:
Selling, general and administrative	16,522	5,937	32,861	10,256
Research and development	3,319	5,725	8,267	8,464
Cost of product revenue	360	—	906	—
Cost of collaboration revenue	182	136	774	204
Total operating expenses	20,383	11,798	42,808	18,924
Loss from operations	(15,206)	(11,616)	(33,805)	(18,705)
Other (expense) income:
Interest income	393	626	991	1,126
Interest expense	(2,368)	—	(4,687)	—
Other expense	(5)	—	(16)	—
Total other (expense) income, net	(1,980)	626	(3,712)	1,126
Net loss	$(17,186)	$(10,990)	$(37,517)	$(17,579)

Net loss per share, basic and diluted	$(0.37)	$(0.24)	$(0.81)	$(0.40)
Weighted-average common shares outstanding, basic and diluted	46,502,274	45,916,867	46,492,971	44,478,116

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

(Unaudited)

								Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock		Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	Cost	(Deficit) Equity

January 1, 2024	42,518,697	$4	$250,207	$—	$(230,448)	105,144	$—	$19,763
Stock-based compensation	—	—	2,072	—	—	—	—	2,072
Exercise of stock options	6,500	—	8	(4)	—	—	—	4
Net loss	—	—	—	—	(20,331)	—	—	(20,331)
March 31, 2024	42,525,197	$4	$252,287	$(4)	$(250,779)	105,144	$—	$1,508
Stock-based compensation	—	—	2,228	—	—	—	—	2,228
Exercise of stock options	36,000	—	146	4	—	—	—	150
Net loss	—	—	—	—	(17,186)	—	—	(17,186)
June 30, 2024	42,561,197	$4	$254,661	$—	$(267,965)	105,144	$—	$(13,300)

January 1, 2023	41,199,197	$4	$203,482	$—	$(163,453)	105,144	$—	$40,033
Stock-based compensation	—	—	1,094	—	—	—	—	1,094
Issuance of common stock and pre-funded warrants, for the purchase of common stock, net of issuance costs	750,000	—	30,301	—	—	—	—	30,301
Exercise of stock options	8,000	—	7	—	—	—	—	7
Net loss	—	—	—	—	(6,589)	—	—	(6,589)
March 31, 2023	41,957,197	$4	$234,884	$—	$(170,042)	105,144	$—	$64,846
Stock-based compensation	—	—	1,544	—	—	—	—	1,544
Net loss	—	—	—	—	(10,990)	—	—	(10,990)
June 30, 2023	41,957,197	$4	$236,428	$—	$(181,032)	105,144	$—	$55,400

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(37,517)	$(17,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,300	2,638
Depreciation expense	227	266
Non-cash interest expense	999	—
Loss on disposal of fixed assets	141	—
Amortization of operating lease right-of-use asset	153	143
Amortization of finance lease right-of-use asset	294	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,612)	2,891
Collaboration revenue receivable, billed and unbilled	(15)	314
Accounts receivable	(5,777)	—
Accounts payable	(1,330)	1,502
Accrued expenses and other current liabilities	3,990	713
Operating lease liability	(158)	(147)
Net cash used in operating activities	(36,305)	(9,259)
Cash flows from investing activities
Purchases of property and equipment	(11)	(70)
Net cash used in investing activities	(11)	(70)
Cash flows from financing activities
Proceeds from exercise of stock options	154	7
Payment of debt amendment fees	(1,122)	—
Repayment of finance lease	(333)	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	30,301
Payment of equity issuance costs	—	(112)
Net cash (used in) provided by financing activities	(1,301)	30,196
Net (decrease) increase in cash and cash equivalents	(37,617)	20,867
Cash and cash equivalents at the beginning of the period	69,547	34,273
Cash and cash equivalents at the end of the period	$31,930	$55,140

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at period end	$14	$—
Cash paid for interest	$3,688	$—
Right-of-use asset obtained in exchange for lease obligation	$1,413	$—

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of June 30, 2024, the Company had an accumulated deficit of $268.0 million. The Company believes its cash, and cash equivalents of $31.9 million as of June 30, 2024 will be sufficient to support the Company’s planned operations only into the first quarter of 2025. These factors cause substantial doubt to exist about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned commercial and development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate continued commercialization efforts or research and development programs.

On July 26, 2023, the Company entered into a Credit Agreement which provides for up to $125.0 million in debt under a Loan Facility (as defined in Note 10). The Company borrowed $50.0 million under the Loan Facility on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. In addition, subject to the Company's achievement of certain revenue targets, up to $25.0 million could have been made available on or prior to June 30, 2024, up to $30.0 million would be made available on or prior to December 31, 2024, up to $10.0 million would be made available on or prior to March 31, 2025, and up to $10.0 million would be made available on or prior to June 30, 2025. The Company did not achieve the revenue target as of June 30, 2024 and was not able to borrow the first additional tranche of $25.0 million. In addition, the Company does not believe it will be able to borrow, and does not intend to borrow, additional tranches under the Credit Agreement. Amounts borrowed under the Loan Facility will mature on July 26, 2028.

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

Collateral Cash

Cash and cash equivalents as of June 30, 2024 includes a cash deposit of $0.5 million with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk

As of June 30, 2024, the Company’s financial instruments included cash equivalents, accounts receivable, accounts payable, and notes payable. The carrying amount of cash equivalents, accounts receivable and accounts payable approximated fair value, given their short-term nature. The carrying value of the notes payable approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

Accounts receivable subjects the Company to concentrations of credit risk as all of the Company's revenue is from sales of a single product, YCANTH (VP-102), to several pharmaceutical wholesalers/distributors.

Accounts Receivable

Accounts receivable, related to YCANTH (VP-102) sales, was $10.0 million at June 30, 2024. As of June 30, 2024, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) range from 30 to 90 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has not recognized a provision for obsolete and excess inventory as of June 30, 2024.

On July 21, 2023, the Company received FDA approval for YCANTH (VP-102) for the treatment of molluscum contagiosum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH received FDA approval. Pursuant to the supply agreement (Note 6), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14.0 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, the Company purchased other components and services related to YCANTH for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH will initially reflect a lower average per unit cost of materials over approximately the next ten months as previously expensed inventory is utilized for commercial production and sold to customers. If the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company’s cost of product revenue for the three and six months ended June 30, 2024 would have been $0.7 million and $1.4 million, respectively, including $0.2 million of obsolete inventory costs for each period.

Product Revenue, Net

The Company recognizes revenue from sales of a single product, YCANTH (VP-102) (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. The Company sells the Product to several customers, who are pharmaceutical wholesalers/distributors (the “Customers”) who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.

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

Each of the GTN estimate categories are discussed below:

Product Returns Allowances: The Customers are contractually permitted to return purchased Product in certain circumstances. The Company estimates expected returns based on the Company’s review of similar products in the industry. As historical data for returns of the Product becomes available over time, the Company will utilize historical return rates of the Product in making its estimates. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.

Government Chargebacks: The Product is subject to pricing limits under certain federal government programs, including Medicare and the 340B drug pricing program. Qualifying entities (the “End-Users”) purchase the Product from the Customers at their applicable qualifying discounted price. The chargeback amount the Company incurs represents the difference between the Company’s contractual sales price to the Customers and the end-user’s applicable discounted purchase price under the government program.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales. Prior to FDA approval of YCANTH (VP-102) in July 2023, the Company expensed costs associated with manufacturing of YCANTH (VP-102) as a component of research and development expense that would have been included in cost of goods sold in the amount of $0.4 and $0.5 million for the three and six month period ending June 30, 2024, respectively, including $0.2 million of obsolete inventory costs for each period. Therefore, these costs are not included in cost of product revenue.

Advertising Expense

Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the three and six months ended June 30, 2024, advertising expense was approximately $1.1 million and $2.6 million, respectively.

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in February 2023 (Note 7). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and warrants that the Company has issued to OrbiMed and Torii Pharmaceutical Co., Ltd. ("Torii") because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	June 30,
	2024	2023
Shares issuable upon exercise of stock options	6,656,521	5,100,315
Non-vested shares under restricted stock grants	834,000	1,123,000
Shares issuable upon exercise of warrants pursuant to debt financing	518,551	—
Shares issuable upon exercise of warrants pursuant to Torii amendment	500,000	—
Total	8,509,072	6,223,315

Note 3 —Inventory

Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$1,149	$420
Work in process	683	487
Finished goods	872	115
Total inventory	$2,704	$1,022

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	June 30,	December 31,
	2024	2023
Machinery and equipment	$1,231	$1,543
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	1,914	2,226
Accumulated depreciation	(1,204)	(1,174)
Total property and equipment, net	$710	$1,052

Depreciation expense for both of the three months ended June 30, 2024 and 2023 was $0.1 million. Depreciation expense for the six months ended June 30, 2024 and 2023 was $0.2 and $0.3 million, respectively.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Gross to net reserves	$12,530	$5,357
Compensation and related costs	2,337	3,438
Professional fees	1,454	1,423
Clinical trials and drug development	796	2,767
Commercial-related costs	339	538
Other current liabilities	301	244
Machinery and equipment	93	93
Total accrued expenses and other current liabilities	$17,850	$13,860

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

In February 2024, the Company filed a lawsuit in the Eastern District of Pennsylvania against Dormer Laboratories Inc. ("Dormer Labs"), a Canadian Drug Manufacturer, requesting, among other relief, that the court enjoin Dormer Labs from marketing, selling, and distributing drugs containing cantharidin in the United States, as well as compensatory, statutory and punitive damages for Dormer Labs’ violations of the federal Lanham Act and Pennsylvania law.

In June 2024, the Company and Dormer Labs announced the settlement of litigation. As part of the settlement, Dormer Labs discontinued the sale of all cantharidin-containing products in the United States and also, provided the Company with Dormer’s customer list in exchange for $0.8 million, of which $0.4 million was due upfront and the remaining $0.4 million is due in December 2024. The Company expensed the $0.8 million for the three and six months ended June 30, 2024 in the statement of operations as a settlement of litigation. The Company also recorded a liability for the remaining $0.4 million due in December 2024, as the Company is contractually obligated to pay this amount solely based on the passage of time. The $0.4 million is included in accrued expenses and other liabilities on the balance sheet as of June 30, 2024.

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

In 2023, the Company executed a purchase order pursuant to which the Company agreed to purchase $0.7 million of crude cantharidin material and made a prepayment of $0.7 million against the purchase order. The Company received the shipment for the 2023 purchase during the first quarter of 2024, which was reflected as a prepaid expense of $0.7 million on the balance sheet as of December 31, 2023.

Note 7—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of June 30, 2024 and December 31, 2023. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

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

Warrants

The following table summarizes the Company’s outstanding warrants, all of which are exercisable for common stock:

	June 30, 2024
	Number of warrants	Exercise Price	Expiration Date
Pre-funded warrants issued pursuant to 2023 underwritten public offering	4,064,814	$0.0001	No expiration
Warrants issued in connection with OrbiMed debt facility	518,551	$6.0264	7/25/2033
Warrants issued in connection with Torii amendment	500,000	$9.5600	5/14/2034

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both options and restricted stock units, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$1,715	$950	$3,337	$1,785
Research and development	513	594	963	853
Total stock-based compensation	$2,228	$1,544	$4,300	$2,638

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2023	5,565,615	$8.25	7.2	$4,143,150
Granted	1,228,700	$5.40
Exercised	(42,500)	$3.62		$207,665
Forfeited	(95,294)	$6.12
Outstanding as of June 30, 2024	6,656,521	$7.74	7.1	$6,260,166
Options vested and exercisable as of June 30, 2024	3,650,897	$8.99	5.6	$1,849,369

As of June 30, 2024, the total unrecognized compensation related to unvested stock option awards granted was $13.7 million, which the Company expects to recognize over a weighted-average period of 2.77 years.

Restricted Stock Units

In November 2019 and August 2020 the Company granted 300,000 and 250,000 restricted stock units ("RSUs"), respectively, to its executive officers, of which 125,000 were forfeited. Half of the remaining RSUs vested upon receipt of regulatory approval of the Company’s new drug application for YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the “Approval Date”) and the other half vested on July 21, 2024.

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

Compensation expense was recognized in the Company’s statements of operations related to the vested RSUs based on the fair market value at the date of grant. As of June 30, 2024, the remaining unrecognized compensation expense related to the RSUs was $1.6 million, which the Company expects to recognize over a weighted average service period of 1.6 years now that vesting of these awards is probable.

The following is a summary of changes in the status of non-vested RSUs for the six months ended June 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2023	561,500	$9.13
Granted	272,500	4.80
Nonvested as of June 30, 2024	834,000	$7.72

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

The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. During the six months ended June 30, 2024, the Company recognized both a right-of-use asset and a lease liability of $1.4 million related to these finance leases.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization ROU assets	$156	$—	$294	$—
Interest on lease liabilities	46	—	90	—
Total finance lease costs	$202	$—	$384	$—
Operating lease:
Operating lease costs	$97	$35	$194	$71
Total operating lease expense	$97	$35	$194	$71

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of June 30, 2024 are as follows (in thousands):

	Operating	Finance
2024 (remaining 6 months)	$196	$468
2025	372	812
2026	366	688
2027	247	643
Thereafter	—	217
Total lease payments	1,181	2,828
Less imputed interest	(105)	(345)
Lease liability	$1,076	$2,483

The weighted average remaining lease term and discount rates for the Company's leases as of June 30, 2024 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	3.11	3.86
Weighted average discount rate	6.25%	7.76%

Note 10—Debt

On July 26, 2023 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the “Initial Lender”), as a lender, and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”), and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the “Loan Facility”). The Company borrowed $50.0 million under the Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. The additional borrowings would potentially be available to the Company subject to achievement of certain revenue targets. Up to $25.0 million could have been available on or prior to June 30, 2024, up to $30.0 million would be made available on or prior to December 31, 2024, up to $10.0 million would be made available on or prior to March 31, 2025, and up to $10.0 million would be made available on or prior to June 30, 2025. The Company did not achieve the revenue target as of June 30, 2024 and was not able to borrow the first additional tranche of $25.0 million. In addition, the Company does not believe it will be able to borrow, and does not intend to borrow, additional tranches under the Credit Agreement.

Amounts borrowed under the Loan Facility will mature on July 26, 2028 (the “Maturity Date”). Payments of the principal amount of borrowings under the Credit Agreement, together with a repayment premium and other fees, are not required under the Credit Agreement unless the Company’s net revenue attributable to YCANTH on a trailing 12-month basis does not equal or exceed specified amounts for specified test periods as set forth in the Credit Agreement (as amended by the Fifth Amendment described below) (the "Revenue Test") beginning on December 31, 2024. If, on a test date, the Company does not achieve the specified amount of revenue on a trailing 12-month basis, then, beginning on the last day of the next full month immediately following the such test date, the Company would be required to repay the outstanding principal amount of the loans on the last day of each month in equal monthly installments through the Maturity Date, together with the applicable repayment premium and the exit fee.

During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the Secured Overnight Financing Rate (“SOFR”) rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid or will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of June 30, 2024, the Company is in compliance with all covenants under the Credit Agreement as amended.

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

On each of December 20, 2023 and January 31, 2024, the Company entered into amendments (the "First and Second Amendments") to the Credit Agreement in order to extend a deadline for a specified regulatory milestone. For each amendment, the Company paid an amendment fee of $250,000. The Company accounted for the First and Second Amendments as modifications and the amendment fees were reflected in the debt discount and amortized over the life of the Credit Agreement using the effective interest method.

On May 6, 2024, the Company entered into an amendment to the Credit Agreement (the "Third Amendment") pursuant to which the Lenders waived the going concern requirement under Section 7.1(b) of the Credit Agreement with respect to the financial statements for the quarter ended March 31, 2024. In connection with the Third Amendment, the Company paid an amendment fee of $100,000.

On June 26, 2024, the Company entered into an amendment to the Credit Agreement (the "Fourth Amendment") changing the commencement date of the Revenue Test to September 30, 2024. In connection with the Fourth Amendment, the Company paid an amendment fee of $500,000.

On August 2, 2024, the Company entered into the fifth amendment and waiver to the Credit Agreement (the "Fifth Amendment") pursuant to which the Lenders waived the going concern requirement under Section 7.1(b) of the Credit Agreement with respect to the financial statements for the quarters ended June 30, 2024 and September 30, 2024, the commencement date for the Revenue Test was changed to December 31, 2024 and the exit fee for the Initial Loans (as defined in the Credit Agreement) was increased from 5.00% to 7.50%.

The Loan Facility is classified as non-current debt as no event of default has occurred that would result in an acceleration of the repayment of the Loan Facility at June 30, 2024 and the Company does not currently intend to repay amounts borrowed under the Loan Facility prior to the maturity date of July 26, 2028. The Company has incurred debt discount and issuance costs of $10.4 million, that are netted against the carrying value of the Loan Facility. The debt discount and issuance costs consists of $5.9 million paid in cash during the year ended December 31, 2023 and the final payment fee of $2.5 million, classified as a long-term liability and the fair value of the warrants of $2.0 million, classified as equity on the balance sheet.

For the three and six months ended June 30, 2024, the Company recognized interest expense of $2.3 and $4.6 million, respectively, of which $1.8 and $3.6 million, respectively, was interest on the term loan and $0.5 and $1.0 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as of June 30, 2024 (in thousands):

Gross proceeds from Loan Facility	$50,000
Accrued final payment fee	2,500
Unamortized debt discount and issuance costs	(9,749)
Total long-term debt, net	$42,751

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized collaboration revenue of $0.3 and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.9 and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company and Torii will equally split the cost of a global Phase 3 clinical trial of YCANTH (VP-102) for the treatment of common warts (the “Trial”), with Torii paying all of the costs when due and the Company repaying Torii half of the costs (the “Company Portion”). The results of the global Phase 3 clinical trials will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. The Company is able to offset the Company Portion owed to Torii plus applicable interest against certain of the milestone-based payments that would otherwise be due to the Company under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Trial costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest. No costs were incurred during the six month period ended June 30, 2024 and the global study is expected to commence in first half of 2025.

In conjunction with the First Amendment, the Company issued Torii a warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price per share of $9.56. The warrant has a term of ten years and is exercisable only with respect to the shares that have vested as of the date of exercise. The shares underlying the warrant will vest as follows: one-third on the date the first patient is dosed in the Trial, one-third on the date that the database lock with respect to the Trial occurs, and one-third on the date the Company submits a new drug application to the FDA for YCANTH (VP-102) for the treatment of common warts.

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

Note 12 – Subsequent Event

As disclosed in Note 10 above, on August 2, 2024, the Company entered into Fifth Amendment pursuant to which the Lenders waived the going concern requirement under Section 7.1(b) of the Credit Agreement with respect to the financial statements for the quarters ended June 30, 2024 and September 30, 2024, the commencement date for the Revenue Test was changed to December 31, 2024 and the exit fee for the Initial Loans (as defined in the Credit Agreement) was increased from 5.00% to 7.50%.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. In evaluating our business, you should carefully consider the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC.

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

On May 14, 2024, we entered into the First Amendment to the Collaboration and License Agreement, or the First Amendment, with Torii Pharmaceutical Co., Ltd., or Torii. Pursuant to the First Amendment, we and Torii will equally split the cost of a global Phase 3 clinical trial of YCANTH (VP-102) for the treatment of common warts, or the Trial, with Torii paying all of the costs when due and we will repay Torii half of the costs, or the Company Portion. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii has the right to offset the Company Portion plus applicable interest against certain of the milestone-based payments that would otherwise be due to us under the terms of the Collaboration and License Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Trial costs, Torii may invoice us for the remained Company Portion plus applicable interest. Payment of our share of the costs may be offset by any development milestone payments in the Torii Agreement. No costs were incurred during the six month period ended June 30, 2024. We anticipate the Trial will begin in the first half of 2025.

In conjunction with the First Amendment, we issued Torii a warrant to purchase up to 500,000 shares of our common stock at an exercise price per share of $9.56. The warrant has a term of ten years and is exercisable only with respect to the shares that have vested as of the date of exercise. The shares underlying the warrant will vest as follows: one-third on the date the first patient is dosed in the Trial, one-third on the date that the database lock with respect to the Trial occurs, and one-third on the date the Company submits a new drug application to the FDA for YCANTH (VP-102) for the treatment of common warts.

In addition, we are also developing YCANTH (VP-102) for the treatment of external genital warts. We initiated a Phase 2 clinical trial evaluating the optimal dose regimen, efficacy, safety and tolerability of YCANTH (VP-102) in patients with external genital warts in June 2019. In November 2020, we announced positive topline results from our Phase 2 clinical trial of YCANTH (VP-102) for the treatment of external genital warts. An end of Phase 2 meeting was held with the FDA in May 2021. Based on results of the Phase 2 trial, we are evaluating the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of external genital warts, or BCC. BCC is the most common form of cancer in the United States, and incidence is rising worldwide. There are approximately 3.6 million diagnoses of BCCs in the United States each year, with a high unmet need for new treatment options. More than one out of every three new cancers are skin cancers, and the vast majority are BCCs. In 2021, the estimated global BCC market was $6.7 billion, which is expected to grow to $11.5 billion in 2028. Mohs micrographic surgery is considered the most effective technique for treating BCCs with over 700,000 procedures in the United States annually. We believe VP-315 has the potential to be a non-surgical alternative for the treatment of BCC.

We also intend to develop our product candidate, VP-315, for basal cell carcinoma and potentially additional dermatological oncology indications. The FDA accepted our investigational new drug application in November 2021. In April 2022, we dosed the first patient in Part 1 of a three-part Phase 2, multicenter, open-label, dose-escalation proof-of-concept trial with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy in subjects with biopsy proven basal cell carcinoma.

In Part 1 of the trial, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023. In June 2023, the protocol was amended to remove Part 3 of the trial and to expand Part 2. The trial enrolled 92 adult subjects with a histological diagnosis of basal cell carcinoma in at least one eligible target lesion. The last patient in Part 2 of the trial was dosed in December 2023. We announced preliminary positive results in August 2024 based on 93 confirmed basal cell carcinoma lesions that were treated during Part 2 of the trial; however, for histologic reduction in tumor size and overall reduction in tumor size, data from three of the 93 lesions are pending. Based on the preliminary results, VP-315 was well tolerated with no reported treatment-related serious adverse events or dose-limiting toxicities (n=93). Most treatment-related adverse events were mild to moderate cutaneous reactions. The overall reduction in tumor size of 90 of the lesions treated in Part 2 of the trial was approximately 86%. Approximately 51% of all lesions treated in Part 2 of the trial achieved complete histological clearance, with no residual tumor cells (n=93), and patients with residual tumor on average achieved an approximate 71% reduction in tumor size (n=90).We expect genomic and T-cell (immune response) data from the trial in the first quarter of 2025 and plan to request an End-of-Phase 2 meeting with the FDA to determine next steps for the development of VP-315 for the treatment of BCC in the first half of 2025.

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

On July 26, 2023, we entered into a Credit Agreement with OrbiMed, or the Initial Lender, and each other lender that may from time to time become a party thereto, or the Lenders. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million, or the Loan Facility, of which we borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. The additional borrowings would potentially be available to the us subject to achievement of certain revenue targets, up to $25.0 million could have been available on or prior to June 30, 2024, up to $30.0 million would be made available on or prior to December 31, 2024, up to $10.0 million would be made available on or prior to March 31, 2025, and up to $10.0 million would be made available on or prior to June 30, 2025. We did not achieve the revenue target as of June 30, 2024 and were not be able to borrow the first additional tranche of $25.0 million. In addition, we do not believe we will be able to borrow, and we do not intend to borrow, additional tranches under the Credit Agreement. Amounts borrowed under the Loan Facility will mature on July 26, 2028. As part of the Loan Facility, we issued the Initial Lender a warrant to purchase up to 518,551 shares of our common stock, at an exercise price of $6.0264 per share, which have a term of 10 years from the issuance date.

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

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2024 and 2023, our net loss was $37.5 million and $17.6 million, respectively. The increase in loss is primarily due to significant commercial expenditures to support the launch and future growth of YCANTH (VP-102) compounded by slower than expected revenue growth. As of June 30, 2024, we had an accumulated deficit of $268.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
pursue regulatory approvals for YCANTH (VP-102) for the treatment of common warts, external genital warts, or any other indications we may pursue for YCANTH (VP-102), VP-315 or VP-103;
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

A summary of our significant accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. However, we believe that the additional accounting policies disclosed in Note 2 to our financial statements are important to understanding and evaluating our reported financial results.

Components of Results of Operations

Product Revenue, Net

We recognize revenue from sales of YCANTH (VP-102), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment for the treatment of patients by a healthcare provider in the United States in the year ended December 31, 2023. We sell the Product to several pharmaceutical wholesaler/distributors, or the Customers, who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.

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

YCANTH (VP-102) may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to achieve our revenue forecasts in the near future, if ever.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of YCANTH (VP-102) for the treatment of molluscum contagiosum, potential follow-on indications for YCANTH (VP-102), including common warts and external genital warts, VP-315, and our other product candidates. We expense research and development costs as incurred. These expenses include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of YCANTH (VP-102) in patients with common warts, YCANTH (VP-102) in patients with external genital warts, VP-315 for basal cell carcinoma and potentially additional dermatological oncology indications,VP-103 in patients with plantar warts, and conduct other clinical trials and prepare regulatory filings for our product candidates.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH (VP-102)received FDA approval. We purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient, or API. The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, we purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next ten months as previously expensed inventory is utilized for commercial production and sold to customers. If we included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for three and six months ended June 30, 2024 would have been $0.7 million and $1.4 million, respectively, including $0.2 million of obsolete inventory costs for each period.

Cost of Collaboration Revenue

The costs of collaboration revenue consists of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	Change
Revenue
Product revenue, net	$4,892	$—	$4,892
Collaboration revenue	285	182	103
Total revenue	5,177	182	4,995
Operating expenses:
Selling, general and administrative	16,522	5,937	10,585
Research and development	3,319	5,725	(2,406)
Cost of product revenue	360	—	360
Cost of collaboration revenue	182	136	46
Total operating expenses	20,383	11,798	8,585
Loss from operations	(15,206)	(11,616)	(3,590)
Other income (expense):
Interest income	393	626	(233)
Interest expense	(2,368)	—	(2,368)
Other expense	(5)	—	(5)
Total other (expense) income, net	(1,980)	626	(2,606)
Net loss	$(17,186)	$(10,990)	$(6,196)

Product Revenue, Net

Product revenue, net was $4.9 million for the three months ended June 30, 2024 and relates to the delivery of YCANTH (VP-102) to FFF, our primary distributor, related to demand pull through, as well as the expansion of our specialty distribution network to bring-on an additional specialty distributor and the related impact of a one-time stock-in order from that distributor, which represented approximately 54% of net revenue in the period. YCANTH (VP-102), our first FDA approved product, became available for commercial sale in August 2023.

Collaboration Revenue

Collaboration revenue was $0.3 million for the three months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023. During both of the three months ended June 30, 2024 and 2023, collaboration revenue consisted of supplies and development activity with Torii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.5 million for the three months ended June 30, 2024, compared to $5.9 million for the three months ended June 30, 2023. The increase of $10.6 million was primarily due to higher expenses related to commercial activities for YCANTH (VP-102), including increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force of $7.2 million, other commercial activity of $1.7 million, increased legal costs of $1.1 million and increased marketing and sponsorship costs of $0.4 million.

Research and Development Expenses

Research and development expenses were $3.3 million for the three months ended June 30, 2024, compared to $5.7 million for the three months ended June 30, 2023. The decrease of $2.4 million was primarily related to reduction of costs related to YCANTH (VP-102) pre-launch activity of $2.3 million and decrease in VP-315 clinical trial costs of $0.5 million partially offset by increased headcount related costs of $0.5 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended June 30, 2024 and 2023. We did not incur any research and development expense for VP-103 during the three months ended June 30, 2024 or 2023. Unallocated expenses include compensation and other personnel related costs.

	For the Three Months Ended June 30,
	2024	2023	Change
YCANTH (VP-102)	$639	$2,922	$(2,283)
VP-315	462	913	(451)
Common Warts (VP-102)	160	—	160
Stock based compensation	513	594	(81)
Other unallocated expenses	1,545	1,296	249
Research and development expense	$3,319	$5,725	$(2,406)

Cost of Product Revenue

Cost of product revenue of $0.4 million for the three months ended June 30, 2024 consisted of product costs related to the sale of YCANTH (VP-102) of $0.3 million and other indirect costs of $0.1 million.

Cost of Collaboration Revenue

Cost of collaboration revenue was $0.2 million for the three months ended June 30, 2024, compared to $0.1 million for the three months ended June 30, 2023. The increase of $0.1 million was primarily due to increased manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income was $0.4 million for the three months ended June 30, 2024 compared to $0.6 million for the three months ended June 30, 2023. The decrease was primarily due to lower cash balance for the period ended June 30, 2024.

Interest Expense

Interest expense of $2.4 million for the three months ended June 30, 2024 consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	Change
Revenue:
Product revenue, net	$8,124	$—	$8,124
Collaboration revenue	879	219	660
Total revenue	9,003	219	8,784
Operating expenses:
Selling, general and administrative	32,861	10,256	22,605
Research and development	8,267	8,464	(197)
Cost of product revenue	906	—	906
Cost of collaboration revenue	774	204	570
Total operating expenses	42,808	18,924	23,884
Loss from operations	(33,805)	(18,705)	(15,100)
Other income (expense):
Interest income	991	1,126	(135)
Interest expense	(4,687)	—	(4,687)
Other expense	(16)	—	(16)
Total other (expense) income, net	(3,712)	1,126	(4,838)
Net loss	$(37,517)	$(17,579)	$(19,938)

Product Revenue, Net

Product revenue, net was $8.1 million for the six months ended June 30, 2024 and relates to the delivery of YCANTH (VP-102) to FFF, our primary distributor, related to demand pull through, as well as the expansion of our specialty distribution network to bring-on an additional specialty distributor and the related impact of an initial one-time stock-in order from that distributor, which represented approximately 32% of net revenue in the period. YCANTH (VP-102), our first FDA approved product, became available for commercial sale in August 2023.

Collaboration Revenue

Collaboration revenue was $0.9 million for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2023 which consisted of supplies and development activity with Torii for each period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.9 million for the six months ended June 30, 2024, compared to $10.3 million for the six months ended June 30, 2023. The increase of $22.6 million was primarily due to higher expenses related to commercial activities for YCANTH (VP-102), including increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force of $12.5 million, increased marketing and sponsorship costs of $3.4 million, other commercial activity of $3.9 million, increased legal costs of $1.6 million and finance costs of $0.6 million.

Research and Development Expenses

Research and development expenses were $8.3 million for the six months ended June 30, 2024 compared to $8.5 million for the six months ended June 30, 2023. The decrease of $0.2 million was primarily due to a reduction of costs related to YCANTH (VP-102) pre-launch activity of $2.5 million partially offset by an increase in clinical trial costs for VP-315 of $1.6 million and increased headcount related costs of $0.7 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the six months ended June 30, 2024 and 2023. We did not incur any research and development expense for VP-103 during the three months ended June 30, 2024 or 2023. Unallocated expenses include compensation and other personnel related costs.

	For the Six Months Ended June 30,
	2024	2023	Change

VP-315	$2,850	$1,238	$1,612
YCANTH (VP-102)	1,219	3,741	(2,522)
Common Warts (VP-102)	160	—	160
Stock based compensation	963	853	110
Other unallocated expenses	3,075	2,632	443
Research and development expense	$8,267	$8,464	$(197)

Cost of Product Revenue

Cost of product revenue of $0.9 million for the six months ended June 30, 2024 consisted of product costs related to the sale of YCANTH (VP-102) of $0.4 million, obsolete inventory write-off of $0.4 million and other indirect costs of $0.1 million.

Cost of Collaboration Revenue

Cost of collaboration revenue was $0.8 million for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2023. The increase of $0.6 million was primarily due to increased manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income was $1.0 million for the six months ended June 30, 2024 compared to $1.1 million for the six months ended June 30, 2023 primarily due to lower cash as of June 30, 2024.

Interest Expense

Interest expense of $4.7 million for the six months ended June 30, 2024 consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, the issuance of debt and $20.0 million from the Torii Agreement.

As of June 30, 2024, we had cash and cash equivalents of $31.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our primary specialty pharmacy distributor.

On July 26, 2023, we entered into the Credit Agreement which provides for a $125.0 million Loan Facility. We borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. The additional borrowings would potentially be available to the us subject to achievement of certain revenue targets, up to $25.0 million could have been available on or prior to June 30, 2024, up to $30.0 million would be made available on or prior to December 31, 2024, up to $10.0 million would be made available on or prior to March 31, 2025, and up to $10.0 million would be made available on or prior to June 30, 2025. We did not achieve the revenue target as of June 30, 2024 and were not be able to borrow the first additional tranche of $25.0 million. In addition, we do not believe we will be able to borrow, and we do not intend to borrow, additional tranches under the Credit Agreement.

Amounts borrowed under the Loan Facility will mature on July 26, 2028. Payments of the principal amount of borrowings under the Credit Agreement, together with a repayment premium and other fees, are not required under the Credit Agreement unless our net revenue attributable to YCANTH on a trailing 12-month basis does not equal or exceed specified amounts for specified test periods as set forth in the Credit Agreement beginning on December 31, 2024. If, on a test date, we do not achieve the specified amount of revenue on a trailing 12-month basis,then, beginning on the last day of the next full month immediately following the such test date, the Company would be required to repay the outstanding principal amount of the loans on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee. If we do not achieve the specified amount of revenue on a trailing 12-month basis to meet the revenue test requirements as of December 31, 2024, we would begin making principal payments on the outstanding debt balance starting in January 2025.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(36,305)	$(9,259)
Net cash used in investing activities	(11)	(70)
Net cash (used in) provided by financing activities	(1,301)	30,196
Net (decrease) increase in cash and cash equivalents	$(37,617)	$20,867

Operating Activities

During the six months ended June 30, 2024, operating activities used $36.3 million of cash, primarily resulting from a net loss of $37.5 million partially offset by non-cash stock-based compensation of $4.3 million and non-cash interest expense of $1.0 million. Net cash used by changes in operating assets and liabilities consisted primarily of increases in accounts receivable of $5.8 million and prepaid expenses and other assets of $1.6 million partially offset by a net increase in accounts payable and accrued expenses of $2.7 million.

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

Investing Activities

During the six months ended June 30, 2024 and 2023, net cash used in investing activities of $11,000 and $70,000, respectively, was for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash used by financing activities of $1.3 million was primarily due to $1.1 million of debt amendment costs related to the OrbiMed Credit Agreement.

During the six months ended June 30, 2023, net cash provided by financing activities of $30.2 million was primarily related to the proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

Funding Requirements

Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our primary specialty pharmacy distributor. While we expect to continue to generate revenue from the sale of YCANTH (VP-102), we expect our expenses to increase in connection with our ongoing activities, particularly as we continue commercialization of YCANTH (VP-102) and continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. We expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or continued and future commercialization efforts.

We believe that our existing cash and cash equivalents as of June 30, 2024 will be sufficient to support our planned operations only into the first quarter of 2025. These factors cause substantial doubt to exist about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Contractual Obligations and Commitments

As of June 30, 2024, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to generate sufficient cash to service our indebtedness, we may be required to begin paying principal prior to the maturity date, and we believe we will be unable to borrow additional funds pursuant to our Loan Facility.

We have entered into a Credit Agreement with OrbiMed, pursuant to which we borrowed $50.0 million in July 2023. Our obligations under the Credit Agreement are secured by all or substantially all of our assets.

The Credit Agreement provided for up to $25.0 million could have been made available on or prior to June 30, 2024, up to $30.0 million would be made available on or prior to December 31, 2024, up to $10.0 million would be made available on or prior to March 31, 2025, and up to $10.0 million would be made available on or prior to June 30, 2025, in each case, subject to certain revenue requirements. We did not achieve the revenue target as of June 30, 2024 and were not able to borrow the first additional tranche of $25.0 million. In addition, we do not believe we will be able to borrow, and do not intend to borrow, additional tranches under the Credit Agreement.

We are subject to a number of affirmative and restrictive covenants pursuant to the Credit Agreement, which limit or restrict our ability to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Our obligations under the Credit Agreement are subject to acceleration upon the occurrence of an event of default (subject to notice and grace periods). We are currently in compliance with the Credit Agreement covenants.

Payments of the principal amount of borrowings under the Credit Agreement, together with a repayment premium and other fees, are not required under the Credit Agreement unless our net revenue attributable to YCANTH on a trailing 12-month basis does not equal or exceed specified amounts for specified test periods as set forth in the Credit Agreement beginning on December 31, 2024. If, on a test date, we do not achieve the specified amount of revenue on a trailing 12-month basis, then, beginning on the last day of the next full month immediately following the such test date, we would be required to repay the outstanding principal amount of the loans on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee.

If we are unable to achieve certain milestones, generate sufficient revenue and raise additional capital through a combination of equity offerings, debt financings and license and collaboration agreements, we will no longer be in compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

4.1	Warrant to Purchase Common Stock, dated as of May 14, 2024, by and between the Registrant and Torii Pharmaceuticals Co., Ltd.

10.1	Third Amendment to Credit Agreement, dated as of May 6, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP.

10.2 #	Fourth Amendment to Credit Agreement, dated as of June 26, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP.

10.3 #	Fifth Amendment to Credit Agreement, dated as of August 2, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP.

10.4 #	First Amendment to Collaboration and License Agreement, dated as of May 14, 2024, by and between the Registrant and Torii Pharmaceuticals Co., Ltd.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

VERRICA PHARMACEUTICALS INC.

August 14, 2024	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ P. Terence Kohler Jr.
P. Terence Kohler Jr.
Chief Financial Officer
(Principal Financial Officer)