Form 10-Q
period 2024-09-30
Verrica Pharmaceuticals Inc.
filed 2024-11-05
CIK 1660334

28

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 45,600,795 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$22,959	$69,547
Accounts receivable	—	4,248
Unbilled collaboration revenue	84	168
Inventory	2,584	1,022
Prepaid expenses and other current assets	2,560	2,545
Total current assets	28,187	77,530
Property and equipment, net	651	1,052
Operating lease right-of-use asset	912	1,158
Finance lease right-of-use asset	2,639	1,405
Other non-current assets	538	452
Total assets	$32,927	$81,597
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$966	$2,464
Accrued expenses and other current liabilities	18,899	13,860
Operating lease liability	315	324
Finance lease liability	846	376
Total current liabilities	21,026	17,024
Operating lease liability	665	910
Finance lease liability	1,982	1,026
Long-term debt	43,305	42,874
Total liabilities	66,978	61,834
Commitments and Contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 45,705,939 shares issued and 45,600,795 shares outstanding as of September 30, 2024 and 42,518,697 shares issued and 42,413,553 shares outstanding as of December 31, 2023	5	4
Treasury stock, at cost, 105,144 shares as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	256,769	250,207
Accumulated deficit	(290,825)	(230,448)
Total stockholders’ (deficit) equity	(34,051)	19,763
Total liabilities and stockholders’ (deficit) equity	$32,927	$81,597

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue:
Product revenue, net	$(1,865)	$2,792	$6,259	$2,792
Collaboration revenue	84	125	963	344
Total revenue	(1,781)	2,917	7,222	3,136
Operating expenses:
Selling, general and administrative	16,083	20,054	48,943	30,310
Research and development	2,405	6,510	10,673	14,975
Cost of product revenue	351	145	1,257	145
Cost of collaboration revenue	84	125	858	329
Total operating expenses	18,923	26,834	61,731	45,759
Loss from operations	(20,704)	(23,917)	(54,509)	(42,623)
Other (expense) income:
Interest income	221	822	1,212	1,948
Interest expense	(2,376)	(1,657)	(7,063)	(1,657)
Other expense	(1)	(50)	(17)	(49)
Total other (expense) income, net	(2,156)	(885)	(5,868)	242
Net loss	$(22,860)	$(24,802)	$(60,377)	$(42,381)

Net loss per share, basic and diluted	$(0.49)	$(0.54)	$(1.30)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	46,805,427	46,073,932	46,597,883	45,015,900

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

(Unaudited)

							Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	(Deficit) Equity

January 1, 2024	42,518,697	$4	$250,207	$—	$(230,448)	105,144	$19,763
Stock-based compensation	—	—	2,072	—	—	—	2,072
Exercise of stock options	6,500	—	8	(4)	—	—	4
Net loss	—	—	—	—	(20,331)	—	(20,331)
March 31, 2024	42,525,197	$4	$252,287	$(4)	$(250,779)	105,144	$1,508
Stock-based compensation	—	—	2,228	—	—	—	2,228
Exercise of stock options	36,000	—	146	4	—	—	150
Net loss	—	—	—	—	(17,186)	—	(17,186)
June 30, 2024	42,561,197	$4	$254,661	$—	$(267,965)	105,144	$(13,300)
Stock-based compensation	—	—	2,108	—	—	—	2,108
Vesting of restricted stock units	561,500	—	—	—	—	—	—
Exercise of pre-funded warrants	2,583,242	1	—	—	—	—	1
Net loss	—	—	—	—	(22,860)	—	(22,860)
September 30, 2024	45,705,939	$5	$256,769	$—	$(290,825)	105,144	$(34,051)

January 1, 2023	41,199,197	$4	$203,482	$—	$(163,453)	105,144	$40,033
Stock-based compensation	—	—	1,094	—	—	—	1,094
Issuance of common stock and pre-funded warrants, for the purchase of common stock, net of issuance costs	750,000	—	30,301	—	—	—	30,301
Exercise of stock options	8,000	—	7	—	—	—	7
Net loss	—	—	—	—	(6,589)	—	(6,589)
March 31, 2023	41,957,197	$4	$234,884	$—	$(170,042)	105,144	$64,846
Stock-based compensation	—	—	1,544	—	—	—	1,544
Net loss	—	—	—	—	(10,990)	—	(10,990)
June 30, 2023	41,957,197	$4	$236,428	$—	$(181,032)	105,144	$55,400
Stock-based compensation	—	—	9,663	—	—	—	9,663
Common stock warrants issued with debt	—	—	2,041	—	—	—	2,041
Vesting of restricted stock units	212,500	—	—	—	—	—	—
Net loss	—	—	—	—	(24,802)	—	(24,802)
September 30, 2023	42,169,697	$4	$248,133	$—	$(205,834)	105,144	$42,303

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(60,377)	$(42,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,408	12,301
Depreciation expense	288	399
Non-cash interest expense	1,571	338
Loss on disposal of fixed assets	141	61
Amortization of operating lease right-of-use asset	246	220
Amortization of finance lease right-of-use asset	482	—
Impairment of right-of-use asset	260	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,499)	1,007
Collaboration revenue receivable, billed and unbilled	84	361
Accounts receivable	4,401	(3,946)
Accounts payable	(1,499)	1,623
Accrued expenses and other current liabilities	4,886	6,171
Operating lease liability	(255)	(224)
Net cash used in operating activities	(44,863)	(24,070)
Cash flows from investing activities
Purchases of property and equipment	(27)	(135)
Net cash used in investing activities	(27)	(135)
Cash flows from financing activities
Proceeds from exercise of stock options	154	7
Repayment of financing lease	(550)	—
Payment of debt amendment fees	(1,139)	—
Proceeds from issuance of debt, net of issuance costs	—	44,105
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	30,301
Payment of equity issuance costs	(163)	(173)
Net cash (used in) provided by financing activities	(1,698)	74,240
Net (decrease) increase in cash and cash equivalents	(46,588)	50,035
Cash and cash equivalents at the beginning of the period	69,547	34,273
Cash and cash equivalents at the end of the period	$22,959	$84,308

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at period end	$—	$93
Cash paid for interest	$5,492	$1,319
Right-of-use asset obtained in exchange for lease obligation	$1,976	$116
Common stock warrants issued with debt	$—	$2,041

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

Liquidity

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of September 30, 2024, the Company had an accumulated deficit of $290.8 million. The Company believes its cash, and cash equivalents of $23.0 million as of September 30, 2024 will be sufficient to support the Company’s planned operations only into the first quarter of 2025. These factors cause substantial doubt to exist about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

On July 26, 2023, the Company entered into a Credit Agreement, pursuant to which the Company borrowed $50.0 million under the Loan Facility (as defined in Note 10) on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility will mature on July 26, 2028. Payments of the principal amount of borrowings under the Credit Agreement, together with a repayment premium and other fees, are not required under the Credit Agreement unless the Company’s net revenue attributable to YCANTH on a trailing 12-month basis does not equal or exceed specified amounts for specified test periods as set forth in the Credit Agreement (as amended by the Fifth Amendment described below) (the "Revenue Test") beginning on December 31, 2024. If, on a test date, the Company does not achieve the specified amount of revenue on a trailing 12-month basis, then, beginning on the last day of the next full month immediately following the such test date, the Company would be required to repay the outstanding principal amount of the loans on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee. The Company does not anticipate meeting the Revenue Test as of December 31, 2024.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the quarterly financial statements ended September 30, 2024. If the qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, the Company may be in default of the debt agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreement as amended.

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

Collateral Cash

Cash and cash equivalents as of September 30, 2024 includes a cash deposit of $0.5 million with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments

As of September 30, 2024, the Company’s financial instruments included cash equivalents, accounts payable, and notes payable. The carrying amount of cash equivalents and accounts payable approximated fair value, given their short-term nature. The carrying value of the notes payable approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

Accounts Receivable

The Company had no accounts receivable as of September 30, 2024. Current payment terms for YCANTH (VP-102) range from 30 to 90 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has recognized obsolete inventory costs as cost of goods sold in the amount of $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, due to expiration of Product and label correction on the Product.

On July 21, 2023, the Company received FDA approval for YCANTH (VP-102) for the treatment of molluscum contagiosum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH received FDA approval. Pursuant to the supply agreement (Note 6), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14.0 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, the Company purchased other components and services related to YCANTH for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH will initially reflect a lower average per unit cost of materials over approximately the next six months as previously expensed inventory is utilized for commercial production and sold to customers. On a pro forma basis, if the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company’s cost of product revenue for the three and nine months ended September 30, 2024 would have been $0.4 million and $1.8 million, respectively.

Product Revenue, Net

The Company recognizes revenue from sales of a single product, YCANTH (VP-102) (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. The Company sells the Product to several customers who are pharmaceutical wholesalers/distributors (the “Customers”) who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.

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

Each of the GTN estimate categories are discussed below:

Product Returns Allowances: The Customers are contractually permitted to return purchased Product in certain circumstances. The Company estimates expected returns based on the Company’s review of similar products in the industry. The Company has additionally recorded discrete reserves if Product held by distributors, forecasted sales and expiration of Product warrant a reserve. As historical data for returns of the Product becomes available over time, the Company will utilize historical return rates of the Product in making its estimates. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold. During the three months ended September 30, 2024, the Company increased its returns reserve by $1.7 million on previously sold Product to its wholesalers as a result of lower than forecasted sell-through and anticipation of expiration of Product prior to complete sell-through.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales. Prior to FDA approval of YCANTH (VP-102) in July 2023, the Company expensed costs associated with manufacturing of YCANTH (VP-102) as a component of research and development expense that would have been included in cost of goods sold for the nine months ended September 30, 2024 in the amount of $0.5 million. Therefore, these costs are not included in cost of product revenue.

Advertising Expense

Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the three and nine months ended September 30, 2024, advertising expense was approximately $1.1 million and $3.7 million, respectively.

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	September 30,
	2024	2023
Shares issuable upon exercise of stock options	6,389,611	5,497,015
Non-vested shares under restricted stock grants	272,500	561,500
Shares issuable upon exercise of warrants pursuant to debt financing	518,551	518,551
Shares issuable upon exercise of warrants pursuant to Torii amendment	500,000	—
Total	7,680,662	6,058,515

Note 3 —Inventory

Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,208	$420
Work in process	750	487
Finished goods	626	115
Total inventory	$2,584	$1,022

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	September 30,	December 31,
	2024	2023
Machinery and equipment	$1,233	$1,543
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	1,916	2,226
Accumulated depreciation	(1,265)	(1,174)
Total property and equipment, net	$651	$1,052

Depreciation expense for both the three months ended September 30, 2024 and 2023 was $0.1 million. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $0.3 and $0.4 million, respectively.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Gross to net reserves	$12,320	$5,357
Compensation and related costs	2,663	3,438
Professional fees	2,083	1,423
Clinical trials and drug development	966	2,767
Other current liabilities	428	244
Commercial-related costs	346	538
Machinery and equipment	93	93
Total accrued expenses and other current liabilities	$18,899	$13,860

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

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants’ motion to dismiss the second amended complaint was fully briefed as of April 22, 2024, and is pending before the Court. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against the Company and the other individual defendant were sufficiently pled.

In addition, on October 21, 2024, plaintiff Ivan S. Cohen filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. The complaint names the company as a nominal defendant and purports to bring claims on behalf of the company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaint primarily seeks to recover for the company compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages.

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

In June 2024, the Company and Dormer Labs announced the settlement of litigation. As part of the settlement, Dormer Labs discontinued the sale of all cantharidin-containing products in the United States and also, provided the Company with Dormer’s customer list in exchange for $0.8 million, of which $0.4 million was due up front and the remaining $0.4 million is due in December 2024. For the three and nine months ended September 30, 2024 the Company expensed $0.0 million and $0.8 million in the statement of operations as a settlement of litigation including a liability for the remaining $0.4 million due in December 2024, as the Company is contractually obligated to pay this amount solely based on the passage of time.

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

Note 7—Stockholders’ Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of September 30, 2024 and December 31, 2023. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

Underwritten Public Offering

In February 2023, the Company closed an underwritten offering of 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock, of which 2,583,333 were exercised resulting in net shares issued of 2,583,242 during the three-month period ended September 30, 2024. The shares of common stock were sold in the underwritten offering at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in net proceeds of $30.3 million after deducting underwriting discounts and commissions, and offering expense. The pre-funded warrants will not expire and are exercisable in cash or by means of a cashless exercise.

Warrants

The following table summarizes the Company’s outstanding warrants, all of which are exercisable for common stock:

	September 30, 2024
	Number of warrants	Exercise Price	Expiration Date
Pre-funded warrants issued pursuant to 2023 underwritten public offering	1,481,481	$0.0001	No expiration
Warrants issued in connection with OrbiMed debt facility	518,551	$6.0264	7/25/2033
Warrants issued in connection with Torii amendment	500,000	$9.5600	5/14/2034

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both options and restricted stock units, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$1,503	$8,438	$4,841	$10,223
Research and development	605	1,225	1,567	2,078
Total stock-based compensation	$2,108	$9,663	$6,408	$12,301

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2023	5,565,615	$8.25	7.2	$4,143,150
Granted	1,336,300	$5.27
Exercised	(42,500)	$3.62		$177,895
Forfeited	(365,204)	$6.37
Expired	(104,600)	$6.51
Outstanding as of September 30, 2024	6,389,611	$7.74	6.6	$16,673
Options vested and exercisable as of September 30, 2024	3,825,889	$8.96	5.1	$16,673

As of September 30, 2024, the total unrecognized compensation related to unvested stock option awards granted was $11.2 million, which the Company expects to recognize over a weighted-average period of 2.51 years.

Restricted Stock Units

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units ("RSUs"), respectively, to its executive officers, of which 125,000 were forfeited. Half of the remaining RSUs vested upon receipt of regulatory approval of the Company’s new drug application for YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the “Approval Date”) and the other half vested on July 21, 2024.

In March 2023, the Company granted 698,000 RSUs, half of which vested upon the first commercial sale of YCANTH (VP-102) on August 24, 2023 and half of which vested on August 24, 2024.

In March 2024, the Company granted 272,500 RSUs to executive officers. These restricted stock units vest 25% annually over four years subject to the holders' continuous service through each applicable date.

Compensation expense was recognized in the Company’s statements of operations related to the vested RSUs based on the fair market value at the date of grant. As of September 30, 2024, the remaining unrecognized compensation expense related to the RSUs was $1.1 million, which the Company expects to recognize over a weighted average service period of 1.9 years.

The following is a summary of changes in the status of non-vested RSUs for the nine months ended September 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2023	561,500	$9.13
Granted	272,500	4.80
Vested	(561,500)	9.13
Nonvested as of September 30, 2024	272,500	$4.80

Note 9—Leases

The Company leases office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. The initial term expires on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expense.

The Company leases office space in Scotch Plains, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and expires on April 30, 2025. In September 2024, the Company terminated the agreement effective November 30, 2024. No termination fees were incurred. The right-of-use asset and lease liability was reduced by $12,000 as of September 30, 2024 as a component of selling, general and administrative expense in the statement of operations for the three months ended September 30, 2024.

The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. As of September 30, 2024, the Company recognized both a right-of-use asset and a lease liability of $2.0 million related to these finance leases. As a result of the restructuring discussed in Note 12 the Company is terminating the leases on all vehicles held by terminated employees and the lessor is selling the vehicles at auction which is expected to be completed by December 31, 2024. The Company recognized a restructuring charge of $0.3 million related to impairment of the right-of-use asset based on estimated fair value of the vehicles during the three months ended September 30, 2024.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization ROU assets	$187	$1	$482	$1
Interest on lease liabilities	52	—	143	—
Total finance lease costs	$239	$1	$625	$1
Operating lease:
Operating lease costs	$98	$93	$292	$278
Total operating lease expense	$98	$93	$292	$278

Maturities of the Company’s operating and finance leases, excluding short-term leases, as of September 30, 2024 are as follows (in thousands):

	Operating	Finance
2024 (remaining 3 months)	$96	$279
2025	360	988
2026	366	838
2027	247	774
Thereafter	—	329
Total lease payments	1,069	3,208
Less imputed interest	(89)	(380)
Lease liability	$980	$2,828

The weighted average remaining lease term and discount rates for the Company's leases as of September 30, 2024 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	2.90	3.71
Weighted average discount rate	6.25%	7.75%

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

Amounts borrowed under the Loan Facility will mature on July 26, 2028 (the “Maturity Date”). Payments of the principal amount of borrowings under the Credit Agreement, together with a repayment premium and other fees, are not required under the Credit Agreement unless the Company does not meet the Revenue Test beginning on December 31, 2024. If, on a test date, the Company does not achieve the specified amount of revenue on a trailing 12-month basis, then, beginning on the last day of the next full month immediately following such test date, the Company would be required to repay the outstanding principal amount of the loans on the last day of each month in equal monthly installments through the Maturity Date, together with the applicable repayment premium and the exit fee. The Company does not anticipate meeting the Revenue Test as of December 31, 2024.

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

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the quarterly financial statements ended September 30, 2024. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreement as amended.

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

The Loan Facility is classified as non-current debt as no event of default has occurred that would result in an acceleration of the repayment of the Loan Facility at September 30, 2024 and the Company does not currently intend to repay amounts borrowed under the Loan Facility, unless it is required to do so, prior to the maturity date of July 26, 2028. The Company has incurred debt discount and issuance costs of $12.8 million, that are netted against the carrying value of the Loan Facility. The debt discount and issuance costs consists of $5.9 million paid in cash during the year ended December 31, 2023, debt amendment costs of $1.1 million paid in cash during the nine month period ended September 30, 2024, the final payment fee of $3.8 million, classified as a long-term liability and the fair value of the warrants of $2.0 million, classified as equity on the balance sheet.

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $2.4 and $7.0 million, respectively, of which $1.8 and $5.4 million, respectively, was interest on the term loan and $0.6 and $1.6 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as of September 30, 2024 (in thousands):

Gross proceeds from Loan Facility	$50,000
Accrued final payment fee	3,750
Unamortized debt discount and issuance costs	(10,445)
Total long-term debt, net	$43,305

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized collaboration revenue of $0.1 million for each of the three months ended September 30, 2024 and 2023 and $1.0 and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company and Torii will equally split the cost of a global Phase 3 clinical trial of YCANTH (VP-102) for the treatment of common warts (the “Trial”), with Torii paying all of the costs when due and the Company repaying Torii half of the costs (the “Company Portion”). The results of the global Phase 3 clinical trials will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup our share of the costs plus applicable interest against any development milestone payments in the Torii Agreement that would otherwise be due to the Company under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Trial costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest. No costs were incurred during the nine months ended September 30, 2024 and the global study is expected to commence in first half of 2025.

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

Note 12 – Subsequent Event

On October 1, 2024 , the Company terminated 47 employees to reduce costs and optimize the efficiency of its field force (the “Restructuring”). The Company has reduced the number of sales territories from 80 to approximately 33, with a focus on those territories that have historically shown a high prevalence of molluscum. In connection with the Restructuring, the Company expects to incur a one-time charge totaling approximately $0.6 million related to one-time employee termination costs. In addition the Company recognized an impairment charge for right-of-use assets associated with leased vehicles of $0.3 million during the three months ending September 30, 2024 in selling, general and administrative expenses. This restructuring charge will substantially be paid out by December 31, 2024.

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

Overview

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. We are primarily focused on developing clinician administered therapies in areas of high unmet need. Our current product portfolio consists of one approved product with several potential follow-on indications, as well as two additional pipeline products. Our commercial product, YCANTH (VP-102) (formerly referred to as VP-102), was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are also developing YCANTH (VP-102) for potential follow-on indications for the treatment of common warts and external genital warts. Our two additional product candidates are: (i) VP-315 an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, and (ii) VP-103, a second cantharidin based drug device combination for the potential treatment of plantar warts.

On July 21, 2023, YCANTH (cantharidin) 0.7% topical solution was the first product approved by the FDA for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization consisting of 35 sales representatives in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians. We also plan to advance YCANTH (VP-102) for common warts and external genital warts through a separate regulatory approval process. We are currently commercializing YCANTH (VP-102) for the treatment of molluscum contagiosum in the United States and in the future we intend to pursue YCANTH (VP-102) for common warts and genital warts if approved. We also will evaluate the expansion of our commercialization efforts in additional geographic regions, either alone or together with a strategic partner. Verrica is continuously reviewing and making changes to its commercialization organization designed to balance sales growth and cost controls based upon distribution and reimbursement coverage for YCANTH (VP-102).

We are also developing YCANTH (VP-102) for the treatment of common warts. In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of YCANTH (VP-102) for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of YCANTH (VP-102) in subjects with up to six warts. We held a Type C meeting with FDA on clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting and additional extensive regulatory correspondence with the FDA has resulted in gaining in-depth alignment on the design of a pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts.

On May 14, 2024, we entered into the First Amendment to the Collaboration and License Agreement, or the First Amendment, with Torii Pharmaceutical Co., Ltd., or Torii. Pursuant to the First Amendment, we and Torii will equally split the cost of a global Phase 3 clinical trial of YCANTH (VP-102) for the treatment of common warts, or the Trial, with Torii paying all of the costs when due and we will repay Torii half of the costs, or the Company Portion. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii has the right to offset the Company Portion plus applicable interest against certain of the milestone-based payments that would otherwise be due to us under the terms of the Collaboration and License Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Trial costs, Torii may invoice us for the remained Company Portion plus applicable interest. Torii may recoup our share of the costs plus applicable interest against any development milestone payments in the Torii Agreement. We anticipate the Company and Torii will agree to a Global Study Plan during the fourth quarter of 2024 and the Trial will begin in the first half of 2025. The Company has incurred costs of $0.1 million related to the study during the three month period ended September 30, 2024.

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

We also intend to develop our product candidate, VP-315, for basal cell carcinoma and potentially additional dermatological oncology indications. The FDA accepted our investigational new drug application in November 2021. In April 2022, we dosed the first patient in Part 1 of a three-part Phase 2, multicenter, open-label, dose-escalation proof-of-concept trial with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy in subjects with biopsy proven basal cell carcinoma, or BCC. BCC is the most common form of cancer in the United States, and incidence is rising worldwide. There are approximately 3.6 million diagnoses of BCCs in the United States each year, with a high unmet need for new treatment options. More than one out of every three new cancers are skin cancers, and the vast majority are BCCs. In 2021, the estimated global BCC market was $6.7 billion, which is expected to grow to $11.5 billion in 2028. Mohs micrographic surgery is considered the most effective technique for treating BCCs with over 700,000 procedures in the United States annually. We believe VP-315 has the potential to be a non-surgical alternative for the treatment of BCC.

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

On October 1, 2024, we reduced our workforce by terminating 47 employees, or the Restructuring, to reduce costs and optimize the efficiency of our field sales force. We will reduce the number of sales territories from 80 to approximately 33, with a focus on those territories that have historically shown a high prevalence of molluscum. The Restructuring was completed on October 1, 2024. In connection with the Restructuring, we expect to incur a one-time charge totaling approximately $0.6 million related to one-time employee termination costs In addition, we recognized an impairment charge for right-of-use assets associated with leased vehicles of $0.3 million during the three months ending September 30, 2024 in selling, general and administrative expenses for the three months ended September 30, 2024. This restructuring charge will substantially be paid out by December 31, 2024.

Since our inception in 2013, our operations have focused on developing YCANTH (VP-102), organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

On July 26, 2023, we entered into a Credit Agreement with OrbiMed, or the Initial Lender, and each other lender that may from time to time become a party thereto, or the Lenders, pursuant to which we borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility will mature on July 26, 2028. The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and that our quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the quarterly financial statements ended September 30, 2024. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of September 30, 2024, we were in compliance with all covenants under the Credit Agreement as amended. As part of the Loan Facility, we issued the Initial Lender a warrant to purchase up to 518,551 shares of our common stock, at an exercise price of $6.0264 per share, which have a term of 10 years from the issuance date.

In February 2023, we closed an underwritten offering of 750,000 shares of our common stock and pre-funded warrants to purchase 4,064,814 shares of common stock, of which 2.583,333 were exercised were exercised resulting in net shares issued of 2,583,242 during the three-month period ended September 30, 2024. The shares of common stock were sold in the underwritten offering at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in total net proceeds of $30.3 million, after deducting underwriting discounts and commissions, and offering expenses.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2024 and 2023, our net loss was $60.4 million and $42.4 million, respectively. The increase in loss is primarily due to significant commercial expenditures to support the launch and future growth of YCANTH (VP-102) compounded by slower than expected revenue growth. As of September 30, 2024, we had an accumulated deficit of $290.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase significantly in connection with our ongoing activities, as we:

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

Gross product sales are reduced by corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “Product revenue, net” in the accompanying statements of operations. Product revenue, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that we estimate for the various GTN categories as well as adjustments for any potential future product returns from distributors. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations, or GPOs, administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.

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

We anticipate that our selling, general and administrative expenses, including payroll and related expenses, will change in the future due to the Restructuring and as we continue to evaluate our headcount to support the expected growth in our business, modify our operations and organizational capabilities, and continue to commercialize YCANTH (VP-102). We also anticipate increased expenses associated with general operations, including costs related to audit, tax and legal services, director and officer insurance premiums, and investor relations costs.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. We purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient, or API. The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, we purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next six months as previously expensed inventory is utilized for commercial production and sold to customers. If we included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for three and nine months ended September 30, 2024 would have been $0.4 million and $1.8 million, respectively.

Cost of Collaboration Revenue

The costs of collaboration revenue consists of payments for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	Change
Revenue
Product revenue, net	$(1,865)	$2,792	$(4,657)
Collaboration revenue	84	125	(41)
Total revenue	(1,781)	2,917	(4,698)
Operating expenses:
Selling, general and administrative	16,083	20,054	(3,971)
Research and development	2,405	6,510	(4,105)
Cost of product revenue	351	145	206
Cost of collaboration revenue	84	125	(41)
Total operating expenses	18,923	26,834	(7,911)
Loss from operations	(20,704)	(23,917)	3,213
Other income (expense):
Interest income	221	822	(601)
Interest expense	(2,376)	(1,657)	(719)
Other expense	(1)	(50)	49
Total other (expense) income, net	(2,156)	(885)	(1,271)
Net loss	$(22,860)	$(24,802)	$1,942

Product Revenue, Net

Product revenue, net was negative $1.9 million for the three months ended September 30, 2024 compared to $2.8 million for the three months ended September 30, 2023. Negative revenue during the three months ended September 30, 2024 was due to an increase in our returns reserve of $1.7 million for estimated returns from certain distributors. We determined it was more than probable that product held by certain distributors will be returned based on lower than forecasted sell-through and expiration of product. This increase in reserve was in addition to an adjustment of other gross to net reserves of $0.2 million mostly related to increase in co-pay reserve. We will continue to work with all of our distributors to sell through existing inventory and expand target channels of sales and distribution. Reserves will continue to be reviewed on a quarterly basis and may be adjusted based on assessment of the overall business and sales forecast by each distributor. There were no ex-factory sales for the three months ended September 30, 2024 due to lower demand pull through.

YCANTH (VP-102), our first FDA approved product, became available for commercial sale in August 2023. Revenue generated during the three months ending September 30, 2023 relates to the delivery of YCANTH (VP-102) to FFF, our sole distributor during this period.

Collaboration Revenue

Collaboration revenue was $0.1 million for each of the three months ended September 30, 2024 and 2023. During each of the three months ended September 30, 2024 and 2023, collaboration revenue consisted of supplies and development activity with Torii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.1 million for the three months ended September 30, 2024, compared to $20.1 million for the three months ended September 30, 2023. The decrease of $4.1 million was primarily due to a decrease in stock compensation of $7.0 million due to restricted stock units vested on FDA approval in July 2023 and a decrease in advertising costs of $1.0 million partially offset by increased compensation, and benefits and travel due to ramp-up of sales force of $1.6 million, an increase in medical affairs costs in selling, general and administrative expenses of $0.7 million, severance of $0.4 million, increased legal costs of $0.4 million and loss on disposal of assets of $0.3 million.

Research and Development Expenses

Research and development expenses were $2.4 million for the three months ended September 30, 2024, compared to $6.5 million for the three months ended September 30, 2023. The decrease of $4.1 million was primarily related to decrease in VP-315 clinical trial costs of $2.5 million, a decrease of medical affairs costs in research and development expenses of $0.7 million, decrease of stock compensation of $0.6 million related to restricted stock units vested on FDA approval in July 2023 and a reduction of costs related to YCANTH (VP-102) pre-launch activity of $0.5 million partially offset by increased headcount related costs of $0.3 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended September 30, 2024 and 2023. We did not incur any research and development expense for VP-103 during the three months ended September 30, 2024 or 2023. Unallocated expenses include compensation and other personnel related costs.

	For the Three Months Ended September 30,
	2024	2023	Change
YCANTH (VP-102)	$417	$898	$(481)
VP-315	310	2,847	(2,537)
Common Warts (VP-102)	211	—	211
Stock based compensation	605	1,225	(620)
Other unallocated expenses	862	1,540	(678)
Research and development expense	$2,405	$6,510	$(4,105)

Cost of Product Revenue

Cost of product revenue of $0.4 million for the three months ended September 30, 2024 consisted of obsolete inventory write-off of $0.3 million and $0.1 million of indirect overhead labor and product testing costs. YCANTH (VP-102), our first FDA approved product, became available for commercial sale in August 2023. Cost of product revenue for the three months ended September 30, 2023 was $0.1 million related to indirect overhead labor costs. All product costs had previously been expensed prior to FDA approval of YCANTH (VP-102) for the treatment of molluscum.

Cost of Collaboration Revenue

Cost of collaboration revenue was $0.1 million for each of the three months ended September 30, 2024 and 2023. The costs were related to manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2024 compared to $0.8 million for the three months ended September 30, 2023. The decrease of $0.6 million was primarily due to lower cash balance for the period ended September 30, 2024.

Interest Expense

Interest expense was $2.4 million for the three months ended September 30, 2024 compared to $1.7 million for the three months ended September 30, 2023. The higher interest expense of $0.7 million was due to the OrbiMed Credit Agreement commencement on July 26, 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Revenue:
Product revenue, net	$6,259	$2,792	$3,467
Collaboration revenue	963	344	619
Total revenue	7,222	3,136	4,086
Operating expenses:
Selling, general and administrative	48,943	30,310	18,633
Research and development	10,673	14,975	(4,302)
Cost of product revenue	1,257	145	1,112
Cost of collaboration revenue	858	329	529
Total operating expenses	61,731	45,759	15,972
Loss from operations	(54,509)	(42,623)	(11,886)
Other income (expense):
Interest income	1,212	1,948	(736)
Interest expense	(7,063)	(1,657)	(5,406)
Other expense	(17)	(49)	32
Total other (expense) income, net	(5,868)	242	(6,110)
Net loss	$(60,377)	$(42,381)	$(17,996)

Product Revenue, Net

Product revenue, net was $6.3 million for the nine months ended September 30, 2024 compared to $2.8 million for the nine months ended September 30, 2023. YCANTH (VP-102), our first FDA approved product, became available for commercial sale in August 2023. The increase of $3.5 million relates to additional sales of YCANTH (VP-102) to FFF, our primary distributor, related to forecasted demand pull through, as well as the expansion of our specialty distribution network during the three-month period ended June 30, 2024 to bring-on an additional specialty distributor and the related impact of an initial one-time stock-in order from that distributor. Revenue during the nine months ended September 30, 2024 was partially offset by an increase in our returns reserve of $1.7 million for estimated returns from our distributors. We determined it was more than probable that product held by certain distributors will be returned based on our lower than forecasted sell-through and expiration of product. We will continue to work with all of our distributors to sell through existing inventory and expand target channels of sales and distribution. Reserves will continue to be reviewed on a quarterly basis and may be adjusted based on assessment of the overall business and sales forecast by each distributor.

Collaboration Revenue

Collaboration revenue was $1.0 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023 which consisted of supplies and development activity with Torii for each period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.9 million for the nine months ended September 30, 2024, compared to $30.3 million for the nine months ended September 30, 2023. The increase of $18.6 million was primarily due to higher expenses related to commercial activities for YCANTH (VP-102), including increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force of $13.8 million, increased marketing and sponsorship costs of $2.5 million, increase in other commercial activity of $3.3 million, increased legal costs of $1.3 million, severance costs of $0.5 million, Dormer legal settlement of $0.8 million, an increase in medical affairs costs of $0.7 million in selling, general and administrative expenses and increased finance costs of $0.6 million partially offset by decrease in stock compensation costs of $5.0 million due to restricted stock units vested on FDA approval in July 2023.

Research and Development Expenses

Research and development expenses were $10.7 million for the nine months ended September 30, 2024 compared to $15.0 million for the nine months ended September 30, 2023. The decrease of $4.3 million was primarily due to a reduction of costs related to YCANTH (VP-102) pre-launch activity of $3.2 million, a decrease in clinical trial costs for VP-315 of $0.9 million, a decrease in medical affairs costs in research and development of $0.7 million, and decrease of stock compensation of $0.6 million related to restricted stock units vested on FDA approval in July 2023 partially offset by increased headcount related costs of $1.1 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the nine months ended September 30, 2024 and 2023. We did not incur any research and development expense for VP-103 during the three months ended September 30, 2024 or 2023. Unallocated expenses include compensation and other personnel related costs.

	For the Nine Months Ended September 30,
	2024	2023	Change

VP-315	$3,162	$4,095	$(933)
YCANTH (VP-102)	1,634	4,817	(3,183)
Common Warts (VP-102)	371	—	371
Stock based compensation	1,568	2,078	(510)
Other unallocated expenses	3,938	3,985	(47)
Research and development expense	$10,673	$14,975	$(4,302)

Cost of Product Revenue

Cost of product revenue was $1.3 million for the nine months ended September 30, 2024 compared to $0.1 million for the nine months ended September 30, 2023. The increase of $1.2 million was related to additional product sales and obsolete inventory write-off of $0.6 million during the nine months ended September 30, 2024.

Cost of Collaboration Revenue

Cost of collaboration revenue was $0.9 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023. The increase of $0.5 million was primarily due to increased manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Interest Income

Interest income was $1.2 million for the nine months ended September 30, 2024 compared to $1.9 million for the nine months ended September 30, 2023. The decrease of $0.7 million was primarily due to lower cash as of September 30, 2024.

Interest Expense

Interest expense was $7.1 million for the nine months ended September 30, 2024 compared to $1.7 million for the nine months ended September 30, 2023. The higher interest expense of $5.4 million was due to the OrbiMed Credit Agreement commencement on July 26, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, the issuance of debt and $20.0 million from the Torii Agreement.

As of September 30, 2024, we had cash and cash equivalents of $23.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our primary specialty pharmacy distributor.

On July 26, 2023, we entered into the Credit Agreement, pursuant to which we borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility will mature on July 26, 2028.

Payments of the principal amount of borrowings under the Credit Agreement, together with a repayment premium and other fees, are not required under the Credit Agreement unless our net revenue attributable to YCANTH on a trailing 12-month basis does not equal or exceed specified amounts for specified test periods as set forth in the Credit Agreement beginning on December 31, 2024. If, on a test date, we do not achieve the specified amount of revenue on a trailing 12-month basis, then, beginning on the last day of the next full month immediately following the such test date, we would be required to repay the outstanding principal amount of the loans on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee. If we do not achieve the specified amount of revenue on a trailing 12-month basis to meet the revenue test requirements as of December 31, 2024, we would begin making principal payments on the outstanding debt balance starting in January 2025. We do not anticipate meeting the revenue test as of December 31, 2024. In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and if we are unable to maintain compliance by either amending the debt or raising additional funds, we could be in default in the near-term. The Credit Agreement also requires that our quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the quarterly financial statements ended September 30, 2024. If the qualification of a "going concern" is not waived for additional future periods or if we don’t raise additional financing, we may be in default of our debt in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreement as amended.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(44,863)	$(24,070)
Net cash used in investing activities	(27)	(135)
Net cash (used in) provided by financing activities	(1,698)	74,240
Net (decrease) increase in cash and cash equivalents	$(46,588)	$50,035

Operating Activities

During the nine months ended September 30, 2024, operating activities used $44.9 million of cash, primarily resulting from a net loss of $60.4 million partially offset by non-cash stock-based compensation of $6.4 million, non-cash amortization and impairment of right-of-use assets of $0.9 and non-cash interest expense of $1.6 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in prepaid expenses and other assets of $1.5 and a decrease in accounts payable of $1.5 million partially offset by decreases in accounts receivable of $4.4 million and a net increase in accrued expenses of $4.9 million.

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

Investing Activities

During the nine months ended September 30, 2024 and 2023, net cash used in investing activities of $27,000 and $135,000, respectively, was for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash used by financing activities of $1.7 million was primarily due to $1.1 million of debt amendment costs related to the OrbiMed Credit Agreement and finance lease payments of $0.6 million.

During the nine months ended September 30, 2023, net cash provided by financing activities of $74.2 million was primarily related to net cash proceeds of $44.1 million from the OrbiMed Credit Agreement and proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

Funding Requirements

Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to FFF, our primary specialty pharmacy distributor. While we expect to continue to generate revenue from the sale of YCANTH (VP-102), we expect our expenses to increase in connection with our ongoing activities, particularly as we continue commercialization of YCANTH (VP-102) and continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. We expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to reduce operating expenses, delay, reduce or eliminate our research and development programs and/or continued and future commercialization efforts. We believe that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to support our planned operations only into the first quarter of 2025. These factors cause substantial doubt to exist about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•
our ability to maintain compliance with our covenants under our Credit Agreement;
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

Contractual Obligations and Commitments

As of September 30, 2024, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Principal Financial Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants’ motion to dismiss the second amended complaint was fully briefed as of April 22, 2024, and is pending before the Court. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against us and the other individual defendant were sufficiently pled.

In addition, on October 21, 2024, plaintiff Ivan S. Cohen filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. The complaint names us as a nominal defendant and purports to bring claims on or against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaint primarily seeks to recover for us compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages.

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

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash balances or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Credit Agreement could result in an event of default, which could result in an acceleration of amounts due under the Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and OrbiMed could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

Greater than expected returns of YCANTH (VP-102) may exceed our reserve for returns, which would adversely affect our revenue and operating results.

The pharmaceutical wholesalers and distributors to which we sell YCANTH (VP-102) are permitted to return purchased product under certain circumstances. We estimate expected returns based on our review of similar products in the industry and record discrete reserves if product held by distributors, forecasted sales and expiration of product warrant a reserve. Substantially all returns are due to expiry of the product. During the three months ended September 30, 2024, we increased our returns reserve by $1.7 million on previously sold product as a result of lower than forecasted sell-through and expiration of product. Any significant increase in returns that exceeds our reserve could adversely affect our revenue and operating results.

Item 5. Other Information

Appointment of Interim Principal Financial Officer and Interim Principal Accounting Officer

On November 1, 2024, our Board of Directors designated Ted White, our President and Chief Executive Officer and a director of the Company, as the Company’s interim principal financial officer and interim principal accounting officer, effective immediately, to serve until November 5, 2024.

Information regarding Mr. White’s background and business experience is set forth under the caption “Class III Director Nominees for Election for a Three-Year Term Expiring at the 2027 Annual Meeting” in our definitive proxy statement filed with the Securities and Exchange Commission on April 19, 2024 and is incorporated herein by reference. There are no arrangements or understandings between Mr. White and any other persons pursuant to which he was selected as an officer or director of ours. There are also no family relationships between Mr. White and any of our director or executive officers, and Mr. White has no direct or indirect material interest in any related party transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

We did not enter into, or materially amend, any material plan, contract or arrangement to which Mr. White is a party or in which he participates in connection with Mr. White’s designation as interim principal financial officer and interim principal accounting officer, or make or modify any grant or award to Mr. White under any such plan, contract or arrangement.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1 #	Fifth Amendment to Credit Agreement, dated as of August 2, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP.

10.2	Release and Consulting Agreement, dated as of August 30, 2024, by and between the Registrant and Joseph Bonaccorso

31.1

Certification of Chief Executive Officer and President (Principal Executive Officer and Interim Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer and Interim Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

VERRICA PHARMACEUTICALS INC.

November 4, 2024	By:	/s/ Ted White
Ted White
Chief Executive Officer and President
(Principal Executive Officer and Interim Principal Financial Officer)