Form 10-K
period 2024-12-31
Verrica Pharmaceuticals Inc.
filed 2025-03-11
CIK 1660334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Verrica Pharmaceuticals Inc.’s voting and non-voting common equity held by non-affiliates as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $7.29 as reported on the Nasdaq Global Market on that date was approximately $190.1 million.

As of March 5, 2025, the registrant had 91,779,993 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Philadelphia, PA

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

• our ability to obtain funding for our future operations;

• our estimates regarding future revenue, expenses and needs for additional financing;

• our ability to continue as a going concern;

• our expectations regarding the commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum as well as our plans to develop and commercialize our product candidates;

• the timing of our planned clinical trials for our product candidates;

• our ability to maintain regulatory approvals for YCANTH (VP-102) for the treatment of molluscum contagiosum or obtain approval for YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of basal cell carcinoma;

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

• our intellectual property position;

• our plans to in-license, acquire, develop and commercialize additional product candidates for other dermatological conditions;

• our competitive position and the development of and projections relating to our competitors or our industry;

• our ability to identify, recruit and retain key personnel;

• the impact of laws and regulations;

• our ability to maintain compliance with the continued listing standards of the Nasdaq Global Market; and

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

PART I

ITEM 1. BUSINESS

Overview

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. Our commercial product and portfolio of product candidates are clinician administered therapies in areas of high unmet need. Our current product portfolio consists of one approved product with several potential follow-on indications, as well as additional pipeline products. Our commercial product, YCANTH (VP-102),was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum contagiosum, or molluscum, in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are currently developing YCANTH (VP-102) for a potential follow-on indication for the treatment of common warts. Our second development candidate, VP-315, is an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, or BCC.

We are currently focusing our efforts and financial resources on (i) the commercialization of YCANTH (VP-102) for the treatment of molluscum, (ii) the development of YCANTH (VP-102) for the treatment of common warts and (iii) the development of VP-315 for the treatment of dermatology oncologic conditions, including BCC. We are not currently advancing the development of VP-102 for the treatment of external genital warts or VP-103 for the treatment of plantar warts.

Commercial Product

YCANTH (VP-102) - Treatment of Molluscum Contagiosum

On July 21, 2023, YCANTH (VP-102) (cantharidin) 0.7% topical solution was the first product approved by the FDA for the treatment of molluscum in adult and pediatric patients two years of age and older. We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum. We have built a specialized sales organization consisting of approximately 35 field sales representatives along with inside sales team contractors in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians.

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

We estimate approximately 6 million people in the United States have molluscum of which we estimate that approximately 1 million are diagnosed annually. Molluscum has a 5% to 11% prevalence rate in children with the greatest incidence in individuals aged one to 14 years old. Accordingly, we estimate this represents a total addressable U.S. market of over $1 billion. We believe that the molluscum prevalence rate in the European Union and Asia is at least as high as in the United States.

In March 2024, YCANTH’s (VP-102) active pharmaceutical ingredient, or API, received New Chemical Entity (NCE) status and a listing in the Orange Book from the FDA, providing a minimum five years of regulatory exclusivity. We also believe YCANTH (VP-102) has the potential to qualify for pediatric exclusivity in common warts. The Orange Book is an FDA publication that provides a list of drugs approved as safe and effective and also serves as the regulatory resource for information on drug marketing availability, bioequivalence, drug substitution, and patent and exclusivity data. The Orange Book also lists patents covering those drugs, approved methods of their use and regulatory exclusivity to which they may be entitled.

Physicians obtain YCANTH (VP-102) in two primary ways, either through a “white bag” service with our specialty pharmacy partners or on a buy and bill basis through our distribution partners. Effective April 1, 2024, YCANTH (VP-102) is reimbursed under a permanent J-code (J7354). J-codes are a type of Healthcare Common Procedure Coding System Level II code commonly used to designate non-orally administered drugs and other medical devices. J-codes help determine how managed care organizations reimburse Medical Providers. To date, we have reached approximately 225 million covered lives in the United States through positive insurance payor coverage decisions.

Additional Pipeline Products

YCANTH (VP-102) - Treatment of Common Warts

We are also developing YCANTH (VP-102) for the treatment of common warts. Common warts typically result in greater than lesion. We estimate approximately 22 million people in the United States have common warts, and the total addressable U.S. market to be over $1 billion with an estimated two million patient visits for common warts each year. In the United States, approximately 50% of the patients who seek treatment for common warts are children, and approximately 25% of common warts patients are treated by pediatricians. We believe the common wart patient opportunity in the European Union and Asia is at least as large as that in the United States. There are currently no FDA-approved products indicated for the treatment of common warts. While common warts can be treated with slow acting, over-the-counter products, the warts tend to be highly refractory and a cause for multiple consultations. We believe cantharidin’s role as a widely recognized and effective blistering agent for the treatment of skin lesions, coupled with YCANTH (VP-102)’s safety and efficacy data in clinical trials for the treatment of molluscum and common warts and convenient ease of administration, will allow YCANTH (VP-102) to address many of the shortcomings associated with current over-the-counter therapies.

In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of YCANTH (VP-102) for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of YCANTH (VP-102) in subjects with up to six warts. We held a Type C meeting with FDA on our clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting resulted in gaining alignment on the design of a pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts. As discussed below, we have entered into a collaboration and license agreement with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which Verrica and Torii will equally split the cost of this Phase 3 clinical, which we anticipate could begin as early as mid-2025.

VP-315 - Treatment of Basal Cell Carcinoma

We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. We obtained an exclusive worldwide license from Lytix BioPharma AS, or Lytix, to develop and commercialize VP-315 for dermatologic oncology indications, including non-metastatic melanoma and non-metastatic Merkel cell carcinoma, and we intend to focus initially on BCC as the lead indication for development. BCC is the most common form of cancer in the U.S., and incidence is rising worldwide. There are approximately 3-4 million diagnoses of BCCs in the U.S. each year, with a high unmet need for new treatment options. More than one out of every three new cancers are skin cancers, and the vast majority are BCCs. In 2021, the estimated global BCC market was $6.7 billion, which is expected to grow to $11.5 billion in 2028. Mohs micrographic surgery is considered the most effective technique for treating BCCs with over 700,000 procedures in the United States annually. We believe VP-315 has the potential to be a non-surgical alternative for the treatment of BCC.

The FDA accepted our Investigational New Drug application, or IND, for VP-315 in November 2021. In April 2022, we dosed the first patient in Part 1 of a three-part Phase 2, multicenter, open-label, dose-escalation proof-of-concept trial with a safety run-in designed to assess the safety, pharmacokinetics, and efficacy in subjects with biopsy proven BCC.

In Part 1 of the trial, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023. In June 2023, the protocol was amended to remove Part 3 of the trial and to expand Part 2. The trial enrolled 92 adult subjects with a histological diagnosis of BCC in at least one eligible target lesion. The last patient in Part 2 of the trial was dosed in December 2023.

We announced preliminary positive results in August 2024 based on 93 confirmed BCC lesions that were treated during Part 2 of the trial, with this data updated in October 2024 with the complete data set as follows: Eighty-two (82) subjects (n=92 lesions) completed treatment for BCC with VP-315 in Part 2. Approximately 51% of tumors achieved complete histologic clearance. All tumors treated had a reduction in tumor size. Overall tumor size reduction was 86%. Tumor size reduction in subjects who still had any residual tumor was 71%. Based on the preliminary results, VP-315 was well tolerated with no reported treatment-related serious adverse events or dose-limiting toxicities (n=82 subjects). Most treatment-related adverse events were mild to moderate cutaneous reactions. We also reported in November 2024 additional data based upon a post-hoc analysis on a calculated Objected Response Rate, or Calculated ORR, defined as the percentage of study subjects who do not demonstrate disease progression and who experience at least a 30% level of tumor reduction along with partial or complete response following treatment. This analysis resulted in a Calculated ORR of 97%. We expect to report genomic and immune response data from the Phase 2 trial and to receive minutes from an end-of-phase 2 meeting in the first half of 2025, which will help determine the next steps for the advancement of the program into Phase 3 trials.

License Agreements

Torii Pharmaceutical Co., LTD

On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain cantharidin for the treatment of molluscum contagiosum and common warts in Japan. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022, Torii dosed the first patient in its Phase 3 trial of YCANTH (VP-102) (referred to as TO-208 in Japan) for molluscum contagiosum in Japan, triggering an $8.0 million milestone payment recognized as collaboration revenue for the year ended December 31, 2022. Additionally, we are entitled to receive from Torii an additional $50.0 million in aggregate payments contingent on achievement of specified development, regulatory, and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales, subject to a cost plus floor. We recognized collaboration revenue of $1.0 million for the year ended December 31, 2024 related to supplies and development activity pursuant to this agreement.

In December 2024, Torii submitted a New Drug Application, or NDA for TO-208 for the treatment of molluscum in Japan.

On May 14, 2024, we entered into the First Amendment to the Torii Agreement, or the First Amendment. Pursuant to the First Amendment, Verrica and Torii will equally split the cost of the global Phase 3 clinical trials of YCANTH (VP-102) for the treatment of common warts, or the Program, with Torii paying all of the costs when due and Verrica will repay half of the costs of the Program to Torii following the conclusion of the trial, or the Company Portion. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii has the right to offset the Company Portion plus applicable interest against certain of the milestone-based payments and transfer price payments that would otherwise be due to us under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Program costs, Torii may invoice us for the remaining Company Portion plus applicable interest. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments and transfer price payments in the Torii Agreement. We anticipate the Program can begin as early as mid-2025.

In conjunction with the First Amendment, we issued Torii a warrant to purchase up to 500,000 shares of our common stock at an exercise price per share of $9.56. The warrant has a term of ten years from the date of issuance and is exercisable only with respect to the shares that have vested as of the date of exercise. The shares underlying the warrant will vest as follows: one-third on the date the first patient is dosed in the Program, one-third on the date that the database lock with respect to the Program occurs, and one-third on the date we submit an NDA to the FDA for YCANTH (VP-102) for the treatment of common warts.

Lytix

In August 2020, we entered into an exclusive license agreement with Lytix pursuant to which we obtained an exclusive worldwide license for certain technology of Lytix to develop VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma.

Our Product and Product Candidates

Our Pipeline

The following table summarizes our product and product candidates. Except as provided by the Torii Agreement, we retain exclusive, royalty-free rights for YCANTH (VP-102) and VP-103.

(a)
Type C meeting held with FDA on clinical development plan for YCANTH's (VP-102) Common Warts indication on November 6, 2023. Meeting resulted in gaining alignment on the design of a pivotal Phase 3 development plan to evaluate YCANTH™ for the treatment of Common Warts. We sought additional guidance from the FDA in the second half of 2024 and anticipate Phase 3 trial could begin as early as mid-2025.
(b)
We expect to report genomic and immune response data from the Phase 2 trial and to receive minutes from an end-of-phase 2 meeting in the first half of 2025, which will help determine the next steps for the advancement of the program into Phase 3 trials..

Our Product: YCANTH (VP-102) for the Treatment of Molluscum

YCANTH (VP-102) is the first FDA-approved product for the treatment of molluscum and its API has been characterized as a NCE, with five years of non-patent regulatory exclusivity associated with that designation. YCANTH (VP-102) is a proprietary drug-device combination of a novel 0.7% w/v topical solution of cantharidin administered through our single-use precision applicator. Physicians obtain YCANTH (VP-102) in two primary ways, either through a “white bag” service with our specialty pharmacy partners or on a buy and bill basis through our distribution partner. YCANTH (VP-102) is currently reimbursed under an assigned permanent J-code (J7354) which was published in April 2024. To date, we have reached approximately 225 million covered lives in the United States through positive insurance payor coverage decisions.

We have designed YCANTH (VP-102) to address the significant limitations of previously available compounded cantharidin formulations for the treatment of molluscum, with respect to safety, purity, efficacy, stability, and ease of administration. YCANTH (VP-102) contains the first GMP-controlled formulation of cantharidin with a defined pharmaceutical batch process and an API that is greater than 99% pure.

Our proprietary single-use applicator allows for precise application to each lesion. Our applicator contains a sealed glass ampule providing long-term room temperature stability without the changes in concentration due to evaporation, commonly seen in compounded formulations of cantharidin.

Commercial Strategy:

We commercialized YCANTH (VP-102) in the United States by building a specialized sales organization focused on pediatric dermatologists, dermatologists and pediatricians. In the future, we may commercialize YCANTH (VP-102) for additional geographic regions, independently or with a strategic partner. For instance, on March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102). Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

Based on a survey of 40 physicians that we commissioned prior to approval, 87% of physicians reported they would use YCANTH (VP-102) if the cost of the drug were covered. The surveyed payors recognize that there has been a significant unmet need for molluscum and prior to the approval of YCANTH (VP-102), a lack of effective treatments.

Marketing Strategy:

We are focused on expanding product awareness and adoption of YCANTH (VP-102) across both healthcare professionals, or HCPs, and consumer segments. HCP marketing initiatives focus on driving adoption through targeted initiatives like peer-to-peer education, data-driven digital advertising, and customized sales representative programs tailored to practice needs such as understanding insurance coverage and product acquisition. Consumer marketing initiatives focus on expanding both diagnosed and treated patient populations through strategic social media advertising, sharing impactful patient testimonials, and leveraging trusted influencer partnerships.

Sales and Distribution Strategy:

We have built a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists, and pediatricians. Physicians obtain YCANTH (VP-102) in two primary ways; either through a “white bag” service with our specialty pharmacy partners or buy and bill basis through our partners.

We believe our scientifically oriented, customer-focused team currently comprising approximately 35 field sales representatives along with inside sales team members and contractors allows us to reach the approximately 400 pediatric dermatologists and high decile dermatologists, pediatricians, and primary care HCP's in the United States as potential users of YCANTH (VP-102).

Physicians obtain YCANTH (VP-102) in two primary ways, either through a “white bag” service with our specialty pharmacy partners or on a buy and bill basis through our wholesale distribution partners. The primary method of acquiring YCANTH (VP-102) is though our distribution partners. YCANTH (VP-102) can also be obtained through our specialty pharmacy network.

Market Access:

Our cross functional, payer and reimbursement account team has focused efforts in all channels, including, commercial, Medicaid and Managed Medicaid. Since launch, the team has secured coverage for YCANTH (VP-102) in approximately 225 million lives in the United States, with assignment to both the pharmacy benefit and medical benefit. Following the review of our application to Centers for Medicare & Medicaid Services (CMS) Healthcare Common Procedure Coding System (HCPCS) Application and the fourth quarter 2023 Drug and Biological HCPCS code application review cycle YCANTH (VP-102) we received a new HCPCS Level II code J7354, “Cantharidin for topical administration, 0.7%, single unit dose applicator (3.2 mg)” with an effective date of April 1, 2024.

Manufacture of Commercial Supply:

We do not have any manufacturing facilities. We rely on, and expect to continue to rely on, third parties for the manufacture of YCANTH (VP-102) and our product candidates for preclinical studies and clinical trials and for the commercial manufacture of our drug products during the initial commercial phase. Manufacturing of the API for YCANTH (VP-102) and our cantharidin-based product candidates require a raw material that is derived from a natural source.

To date, we have obtained naturally-sourced cantharidin directly or indirectly from our supplier based in the People’s Republic of China. On July 16, 2018, we entered into a Supply Agreement, or the Supply Agreement, with Funing County Development Brucea Javanica Professional Cooperatives, or the Supplier, pursuant to which the Supplier has agreed to supply naturally-sourced cantharidin to us for a specified fixed price. Pursuant to the Supply Agreement, the Supplier agreed that it will not supply cantharidin, any beetles or other raw material from which cantharidin is derived to any other customer in North America, subject to specified minimum annual purchase orders and forecasts. However, as we did not purchase the specified minimum for the year ended December 31, 2024, this exclusivity provision no longer applies. As of December 31, 2024, we held inventories of approximately 200,000 finished drug product applicators in various stages of completion and possessed total inventories in a combination of raw cantharidin and converted API adequate to produce over 16 million additional finished drug product applicators in the United States. Our drug product contract manufacturers and primary packaging vendor are all US-based, FDA-registered establishments and have a history of supplying products to the pharmaceutical industry.

Competition:

The key competitive factors affecting the success of YCANTH (VP-102) are likely to be its efficacy, safety, convenience, pricing, and stability. With respect to YCANTH (VP-102) for the treatment of molluscum, we will be primarily competing with therapies such as other topical products, curettage, cryotherapy, laser surgery, natural oils, off-label drugs, natural remedies and compounded unstandardized cantharidin. Under Section 503A of the Food, Drug, and Cosmetic Act, or FDCA, compounded topical cantharidin products with the same, similar or an easily substitutable dosage strength would be considered essentially copies of YCANTH (VP-102) and may not be compounded regularly or in inordinate amounts, subject to certain limited individual exceptions. These exceptions include if there is a difference between the compounded product and YCANTH (VP-102) that is made for an individual patient, and a prescribing practitioner determines produces a significant difference for that patient. In addition, pursuant to Section 503B of the FDCA, compounding facilities registered as outsourcing facilities are not able to compound cantharidin products, unless there is a difference from YCANTH (VP-102) that produces a clinical difference for an individual patient, as determined by a prescribing practitioner.

In January 2024, the FDA also approved Zelsuvmi™ (berdazimer) for the treatment of molluscum contagiosum in patients 1 year and older. The details of a commercial launch for Zelsuvmi is still unknown at this time, but it was not commercially available as of December 31, 2024.

Our Product Candidates

Current Active Product Candidates

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

We conducted an open-label Phase 2 clinical trial (COVE-1) to evaluate the efficacy, safety, and tolerability of YCANTH (VP-102) in subjects with up to six common warts. In this study, there were two cohorts. Cohort 1 was conducted at a single site with 21 subjects aged 2 years and older receiving up to 4 treatments with YCANTH (VP-102) at least 14 days between treatments with longer treatment intervals allowed at the discretion of the investigator depending on a specific subject’s clinical response. Cohort 2 was conducted at four sites with 35 subjects age 12 years and older receiving up to 4 treatments with YCANTH (VP-102) every 21 days. Paring of warts, a technique commonly used by dermatologists to prepare the wart for treatment, was allowed in Cohort 2 to remove any adherent thick scale from a wart prior to application of YCANTH (VP-102). The primary objective of both cohorts was to evaluate the efficacy of up to 4 dermal applications of YCANTH (VP-102) when applied to common warts by assessing the proportion of subjects achieving complete clearance of all treatable warts at Day 84. Complete clearance of warts at Day 84 for Cohort 1 was observed in 19.0% of subjects, and for Cohort 2 complete clearance was observed in 51.4% of subjects. By Day 84, there was a mean decrease from baseline in the number of warts of 31.2% for Cohort 1 subjects and 53.8% for Cohort 2 subjects. In both cohorts, the most frequently reported adverse events were anticipated application site skin reactions that were primarily mild or moderate in intensity, including vesicles, pain, erythema, pruritus, scabbing, dryness, edema, and post-inflammatory pigmentation changes. There were no deaths or serious adverse events reported, and there were no adverse events leading to trial drug discontinuation.

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

Based on results of our Phase 2 trial, we are evaluating the timing and design of a Phase 3 trial of YCANTH (VP-102) for the treatment of common warts. We held a Type C meeting with FDA on clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting resulted in gaining alignment on the design of a pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts, and we sought concurrence from the FDA on Global program in alignment with our partner Torii in the second half of 2024. We anticipate that the Phase 3 trial will commence in mid 2025.

VP-315 for the Treatment of Basal Cell Carcinoma (BCC)

We are developing our product candidate, VP-315, for the treatment of BCC and potentially additional dermatological oncology indications. The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of VP-315 in BCC in April 2022. The Phase 2 trial was a two-part, open-label, multicenter, dose-escalation, proof-of-concept trial of VP-315 when administered intratumorally to adults with biopsy-proven BCC. Part 1 of the trial was designed to evaluate VP-315’s safety profile when administered in escalating doses to individual subjects. Part 2 was designed to confirm the exploratory dose from Part 1 and determine the optimal therapeutic regimen.

We enrolled 10 patients in Part 1 of the trial. In Part 1, VP-315 demonstrated a favorable safety and tolerability profile with no reported serious adverse events. We initiated Part 2 of the trial in April 2023. In June 2023, the protocol was amended to remove an originally anticipated Part 3 of the trial by expanding Part 2. We dosed the last patient in December 2023.

In total, the trial enrolled 92 adult subjects with a histological diagnosis of BCC in at least one eligible target lesion. Both clinical and histological clearance of treated lesion(s) at excision were assessed. Part 2 efficacy data showed that approximately 51% of tumors achieved complete histologic clearance. All tumors treated had a reduction in tumor size. Overall tumor size reduction was 86%. Tumor size reduction in subjects who still had any residual tumor was 71%. The most frequently reported treatment emergent adverse events, or TEAEs, were typically mild or moderate in severity. Most TEAEs that were considered related to study drug were temporary and anticipated as part of the response to treatment. The most frequently reported TEAEs related to the study treatment were documented as expected on the Cutaneous Reaction Assessment form as erythema, induration, swelling, blister formation, desquamation, erosion, ulceration, and necrosis. There were no serious or life-threatening TEAEs or TEAEs leading to death in the study.

We also reported in November 2024 additional data based upon a post-hoc analysis on calculated ORR of 97%, of the data from the Study and announced a Calculated ORR defined as the percentage of study subjects who do not demonstrate disease progression and who experience at least a 30% level of tumor reduction along with partial or complete response following treatment.

We expect to report genomic and immune response data from the Phase 2 trial and to receive minutes from an end-of-phase 2 meeting in the first half of 2025, which will help determine the next steps for the advancement of the program into Phase 3 trials.

Competition for Product Candidates

The pharmaceutical industry is subject to rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, compounding facilities, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future.

With respect to YCANTH (VP-102) for common warts, we will primarily be competing with over-the-counter products, cryotherapy, curettage, laser surgery, or other off-label therapies. There are currently no FDA-approved prescription pharmaceutical therapies for the treatment of common warts.

We are aware of several other product candidates in development as potential treatments for the indications we intend to target. There are a number of other companies developing products for common warts. In addition, other drugs have been used off-label as treatments for plantar and common warts.

A number of other companies are in various stages of developing treatments for BCC. Although surgery is historically the most common treatment for superficial BCC, several companies are working on non-surgical alternative treatments due to the risk of disfigurement, infection and scarring seen from more invasive treatments. At least three companies are currently conducting trials for superficial BCC and several companies who already have FDA approval to treat more advanced and metastatic cancers, are conducting trials to expand their indications to include locally advanced and metastatic BCC.

Intellectual Property

YCANTH (VP-102) for molluscum, VP-315 for dermatological oncology, and other product candidates

In addition to our five-year regulatory exclusivity for YCANTH (VP-102), the extent of our commercial success depends in part on our ability to obtain and maintain proprietary protection for YCANTH (VP-102), including our proprietary cantharidin formulation and applicator, and any of our current or future product candidates (including VP-315 for dermatological oncology), medical devices, synthetic methodologies, novel discoveries, drug development technologies, and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing and prosecuting U.S. and foreign patent applications related to YCANTH (VP-102) and our product candidates (including VP-315 for dermatological oncology) and other proprietary technologies, inventions, and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

YCANTH (VP-102)

While we seek broad coverage of YCANTH (VP-102) under our pending patent applications, our granted patents and pending patent applications do not include any claims drawn to the active pharmaceutical agent cantharidin per se or for the broad use of our API alone for the treatment of warts or molluscum. However, our granted patents and pending patent applications do claim, for example, our cantharidin formulations, applicator devices and related accessories, dosing regimens, methods of preparation including methods of synthesis, and methods of use. Despite these patent filings, there is always a risk that modification of the specific formulation, manufacturing process, method of application of cantharidin to the skin, and/or specific method of use may allow a competitor to avoid infringement of our claims. In addition, patents, if granted, will expire, and we cannot provide any assurance that any additional patents will issue from our pending or any future patent applications.

We currently have two issued United States utility patents covering the cantharidin formulation of YCANTH (VP-102), applicator devices and systems comprising the formulation, and methods of using the same, e.g., for the treatment of molluscum contagiosum. Excluding any patent term extension, these two U.S. patents will expire on May 28, 2035 and August 22, 2038, respectively. We also have an allowed U.S. utility patent application covering the cantharidin formulation of YCANTH (VP-102) and methods of using the same, as well as an allowed U.S. utility patent application covering the YCANTH (VP-102) applicator. Excluding any potential patent term adjustment, U.S. patents issuing from these applications are expected to expire on June 6, 2038 and June 15, 2038, respectively. Additionally, we have granted patents in Australia, Brazil, Canada, Europe, India, Israel, Japan, South Korea, and Mexico covering our proprietary cantharidin formulations, applicator devices and systems comprising the formulations, and methods of using the same. Additionally, we have granted patents in Australia, China, Israel, Japan, and South Korea, as well as an allowed patent application in Canada, covering the YCANTH (VP-102) applicator. For the U.S. utility patent expected to expire on May 28, 2035, we timely filed an Application for Patent Term Extension with the United States Patent and Trademark Office, or USPTO, which if granted will extend the patent term of this patent beyond May 28, 2035. The Application for Patent Term Extension is currently under review.

We also currently have two issued United States design patents covering the design of our YCANTH (VP-102) applicator and one issued United States design patent covering the design of our proprietary ampule crush tool. The two issued U.S. design patents covering the design of our YCANTH (VP-102) applicator will expire on October 27, 2035 and July 23, 2039, and the issued United States design patent covering the design of our proprietary ampule crush tool will expire on April 11, 2038. Additionally, we have granted design patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Mexico, and the United Kingdom covering the design of our proprietary ampule crush tool for use with our YCANTH (VP-102) applicator.

In addition, we currently have two United States patents covering methods of preparing and purifying cantharidin, as well as an allowed U.S. patent application covering additional methods useful in preparing cantharidin. We also have granted patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, and Mexico covering methods of preparing cantharidin. Additionally, we have a granted patent in Japan covering methods of purifying cantharidin.

As of February 6, 2025, we have nationalized seven international PCT patent applications for utility patents related to YCANTH (VP-102), six of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Six of these European patent applications have been registered in Hong Kong. These patent applications relate to YCANTH (VP-102), including our proprietary cantharidin formulation and applicator, and other inventions related to YCANTH (VP-102). Our patent applications related to YCANTH (VP-102) include claims relating to (i) methods for the synthesis of cantharidin, (ii) our specific formulations and preparations of YCANTH (VP-102), (iii) methods for purifying cantharidin, (iv) methods for detecting impurities in cantharidin, (v) the design of our proprietary applicator, including both the general design and specific design elements, (vi) claims related to safety features included in the YCANTH (VP-102) formulation, including colorants and bittering agents, (vii) methods of administration of YCANTH (VP-102) for the treatment of skin lesions, and (viii) our proprietary ampule crush tool for use with our YCANTH (VP-102) applicator. Excluding any patent term adjustment and patent term extension, any additional utility patents to issue from these patent applications are projected to expire between 2034 and 2041. We cannot provide any assurance as to whether any additional patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be granted.

VP-315

Pursuant to the Lytix Agreement, we have in-licensed U.S. and international patents and patent applications covering the active pharmaceutical agent of VP-315, formulations thereof, and methods of use. In addition, we have filed an international PCT application and a U.S. non-provisional utility patent application covering our clinical protocol for administering VP-315 for the treatment of skin cancers including BCC. Excluding any patent term adjustment or patent term extension, any U.S. or foreign utility patents to issue from our PCT application covering our clinical protocol for administering VP-315 are projected to expire on April 12, 2044; and excluding any patent term adjustment or patent term extension, any U.S. utility patents to issue from our U.S. non-provisional utility patent application covering our clinical protocol for administering VP-315 are projected to expire on January 24, 2045. While we seek to protect our clinical protocol for administering VP-315 under our pending patent applications, we cannot provide any assurance as to whether any patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be granted.

Patent Term

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

Confidentiality

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

On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled collaboration revenue of $1.0 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively related to supplies and development activity pursuant to this agreement.

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

On May 14, 2024, we entered into the First Amendment pursuant to which, we and Torii will equally split the cost of the Trial, with Torii paying all of the costs when due and we will repay Torii the Company Portion. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii has the right to offset the Company Portion plus applicable interest against certain of the milestone-based payments that would otherwise be due to us under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which

Torii made its first payment for the Trial costs, Torii may invoice us for the remaining Company Portion plus applicable interest. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement. We anticipate the Trial will commence as early as mid-2025. The Company has incurred costs of $0.1 million related to the common warts for the year ended December 31, 2024.

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

In addition, under the Pediatric Research Equity Act of 2003 as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Section 503A of the FDCA exempts licensed pharmacists or licensed physicians who compound products for identified, individual patients, based on the receipt of a valid prescription order, from the FDCA’s new drug approval requirements, cGMP requirements, and the requirement to label products with adequate directions for use, provided certain conditions are met. These conditions include that the pharmacist or physician does not compound regularly or inordinate amounts any drug product that is essentially a copy of a commercially available drug product, unless there is a difference between the compounded product and the commercially available product that is made for an individual patient, and which the prescribing practitioner determines produces a significant difference for that patient. The FDA has interpreted this prohibition to mean that the compounding of a product with the same active pharmaceutical ingredient as a commercially available drug, that has the same, similar, or an easily substitutable dosage strength as the commercially available drug, and that can be used by the same route of administration as the commercially available drug, cannot be conducted under Section 503A usually, very often, or at regular times or intervals, or more frequently or in larger quantities than needed to address unanticipated emergency circumstances, unless the limited exception described above applies.

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

Coverage and Reimbursement

Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products is available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using YCANTH (VP-102). A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

CMS has issued a permanent Healthcare Common Procedure Coding System, or HCPCS, Level II code, or J-code, (J7354) for YCANTH, as an FDA-approved treatment for molluscum contagiosum. Under the HCPCS process, the J-code for YCANTH was published April 1, 2024. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payors for physician-administered drugs and are intended to simplify the claims submission and documentation process, facilitating access for patients.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures for a treatment using YCANTH (VP-102) in the absence of such coverage and adequate reimbursement.

Reimbursement by a third-party payor for our product candidates may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.

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

There have been judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs and biologics that have been on the market at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

Employees and Human Capital Resources

As of December 31, 2024, we had 71 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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
o
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the continued commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum as well as the development of YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of basal cell carcinoma. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy, which could have a material adverse impact on our financial results and future operations.
o
We may not be able to generate sufficient cash to service our indebtedness.
o
We have a limited operating history and limited history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
o
Greater than expected returns of YCANTH (VP-102) may exceed our reserve for returns, which would adversely affect our revenue and operating results.
o
While our financial statements have been prepared assuming that we will continue as a going concern, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
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
o
If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses until revenue from YCANTH (VP-102) is sufficient to fund our operations, if ever, and may never achieve or maintain profitability.

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. Since inception, we have incurred significant net losses. We incurred net losses of $76.6 million and $67.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $307.0 million. Since inception, we have financed our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our product, YCANTH (VP-102), for the treatment of molluscum contagiosum, including preclinical studies and clinical trials. YCANTH (VP-102) was approved by the Food and Drug Administration, or FDA, for the treatment of molluscum contagiosum in July 2023. We are also developing YCANTH (VP-102) as a treatment for common warts and VP-315 for the treatment of basal cell carcinoma, or BCC, and potentially additional dermatological oncology indications.

Therefore, we expect to continue to incur significant expenses and operating losses until revenue from YCANTH (VP-102) for the treatment of molluscum contagiosum is sufficient to fund our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses may increase s as we:

•
continue to establish our commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and product candidates for which we may obtain regulatory approval;
•
continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications;
•
pursue regulatory approvals for YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC;
•
seek to in-license or acquire additional product candidates for other dermatological conditions;
•
adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•
maintain, expand and protect our intellectual property portfolio;

•
hire and retain clinical, manufacturing, commercialization and scientific personnel; and
•
incur additional legal, accounting and other expenses in operating as a public company.

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

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations.

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the continued commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum as well as the development of YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy which could impact our ability to continue as a going concern.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales of our product candidates. We expect to continue to incur significant expenses over the next several years as we commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum, pursue clinical trials and marketing approval for YCANTH (VP-102) for the treatment of common warts and potentially other indications, pursue clinical trials and marketing approval for VP-315 for the treatment of BCC and potentially additional dermatological oncology indications and advance any of our other product candidates we may develop or otherwise acquire. YCANTH (VP-102), for the treatment of molluscum contagiosum and our product candidates, if approved, may not achieve commercial success. Although YCANTH (VP-102) has been approved by the FDA for the treatment of molluscum contagiosum, we do not expect to generate substantial revenue from YCANTH (VP-102) in the near term. We have incurred, and expect to continue to incur, significant commercialization expenses related to product sales, marketing, distribution and manufacturing of YCANTH (VP-102) as well as any product candidates for which we receive marketing approval.

Based on our current business plan and current capital resources, consisting of cash and cash equivalents of $46.3 million as of December 31, 2024, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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
•
the scope, progress, costs and results of our development programs evaluating YCANTH (VP-102) as a potential treatment for common warts, as well as VP-315 for the treatment of BCC;
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

We will require additional capital to continue to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum, and to develop YCANTH (VP-102) for the treatment of common warts, and VP-315 for the treatment of BCC and potentially other dermatological indications. If we receive regulatory approval any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. For example, we have paused the development of VP-102 for the treatment of external genital warts and VP-103 for the treatment of plantar warts due to our cash position.

We may not be able to generate sufficient cash to service our indebtedness.

We have entered into a Credit Agreement with OrbiMed, or the Credit Agreement, pursuant to which we borrowed $50.0 million in July 2023. Our obligations under the Credit Agreement are secured by all or substantially all of our assets. We will not be able to borrow, and do not intend to borrow, any additional funds pursuant to the Credit Agreement.

We are subject to a number of affirmative and restrictive covenants pursuant to the Credit Agreement, which limit or restrict our ability to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2025. Our obligations under the Credit Agreement are subject to acceleration upon the occurrence of an event of default (subject to notice and grace periods). We are currently in compliance with the Credit Agreement covenants.

Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting on January 1, 2025. We are obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium, exit fee and interest.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash balances or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay operating costs and capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Credit Agreement could result in an event of default, which could result in an acceleration of amounts due under the Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and OrbiMed could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, referred to as the baby shelf rules. As of the filing of this Annual Report on Form 10-K, we are subject to such rules. Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3, including our at-the-market equity offering program, will be limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be significantly limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

The pharmaceutical wholesalers and distributors to which we sell YCANTH (VP-102) are permitted to return purchased product under certain circumstances. We estimate expected returns based on our review of similar products in the industry and record discrete reserves if product held by distributors, forecasted sales and expiration of product warrant a reserve. Substantially all returns are due to expiry of the product. For the year ended December 31, 2024, we increased our returns reserve by $3.2 million on previously sold product as a result of lower than forecasted sell-through and expiration of product. Any significant increase in returns that exceeds our reserve could adversely affect our revenue and operating results.

While our financial statements have been prepared assuming that we will continue as a going concern, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.

While our financial statements have been prepared assuming that we will continue as a going concern, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern. Based on our current business plan and current capital resources, consisting of cash and cash equivalents of $46.3 million as of December 31, 2024, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued.

Until we can generate sufficient revenue to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

Risks Related to the Development of Our Product Candidates

If we are unable to successfully develop, receive regulatory approval for and commercialize any product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have only one product that is approved for commercial sale. We have invested substantially all of our efforts and financial resources in the development of YCANTH (VP-102) for the treatment of molluscum contagiosum. We are also developing YCANTH (VP-102) as a treatment for common warts, and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. Our ability to generate substantial revenue from YCANTH (VP-102) for the treatment of molluscum contagiosum or our product candidates will depend heavily on their successful development, regulatory approval and commercialization. The success of YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidates that we develop or otherwise may acquire which receive regulatory approval will depend on several factors, including:

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

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we succeeded in designing and executing a clinical trial to support regulatory approval of YCANTH (VP-102) for the treatment of molluscum contagiosum, we may not be similarly successful with respect to the clinical trials for our product candidates, including YCANTH (VP-102) for the treatment of common warts. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

We may not be successful in our efforts to increase our pipeline of product candidates, including by pursuing additional indications for YCANTH (VP-102) and VP-315 or in-licensing or acquiring additional product candidates for other dermatological indications.

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. In addition, we intend to in-license or acquire additional product candidates for other dermatological conditions to build a fully integrated dermatology company. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as the development of VP-315 for the potential treatment of basal cell carcinoma. As a result, we may forego pursuit of opportunities with other product candidates, such as our decision to pause development activities for VP-102 for the treatment of external genital warts or VP-103 for the treatment of plantar warts, or we may delay the development of YCANTH (VP-102) for the treatment of other indications that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. With the exception of YCANTH (VP-102) for the treatment of molluscum contagiosum, we have not obtained regulatory approval for any product candidate and it is possible that any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any future drug product candidates in the United States until we receive regulatory approval of an NDA or sNDA as applicable, from the FDA.

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

Even if we eventually complete clinical testing and receive approval of an NDA, sNDA or foreign marketing application for any product candidates, or additional YCANTH (VP-102) indications, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

YCANTH (VP-102) for the treatment of molluscum contagiosum and any of our product candidates that receive marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If YCANTH (VP-102) for the treatment of molluscum contagiosum or our product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate sufficient revenue and we may not become profitable. The degree of market acceptance of YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates, if approved for commercial sale, will depend on a number of factors, including:

o
the efficacy, safety and potential advantages compared to alternative treatments, including YCANTH (VP-102) compared to compounded cantharidin;
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
o
the availability of third-party coverage and adequate reimbursement for YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidates that receive marketing approval;
o
the prevalence and severity of any side effects; and
o
any restrictions on the use of our products together with other medications.

The failure of healthcare professionals or patients to perceive the benefits of using YCANTH (VP-102) for the treatment of molluscum contagiosum instead of compounded cantharidin or other alternative therapies, such as curettage or cryotherapy, would adversely affect the commercial success of YCANTH (VP-102) for the treatment of molluscum contagiosum.

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

In January 2024, Ligand Pharmaceuticals received FDA approval for Zelsuvmi, a topical treatment for molluscum contagiosum which directly competes with YCANTH (VP-102). There are also a number of other companies developing products for common warts. In addition, other drugs have been and may continue to be used off label as treatment for molluscum contagiosum and common warts and there are other existing alternative therapies such as curettage or cryotherapy.

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

NCE exclusivity for future product candidates may be unsuccessful.

We have received NCE exclusivity for YCANTH (VP-102) and will likely seek NCE exclusivity for future product candidates. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of an NCE which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request. We believe that our planned clinical trials for common warts will qualify for pediatric exclusivity if a written request from the FDA is received. However, there can be no guarantee that we will successfully obtain such exclusivity.

Even though we have obtained NCE exclusivity for YCANTH (VP-102), such exclusivity does not block the sale of compounded cantharidin products in those situations where compounding would be permitted under Sections 503A or 503B of the FDCA.

The success of YCANTH (VP-102) for the treatment of molluscum contagiosum, and our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.

We believe our success depends on continued coverage and adequate reimbursement for procedures using YCANTH (VP-102) for the treatment of molluscum contagiosum as well as coverage and adequate reimbursement for our product candidates, if approved, or, in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for such procedures. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of YCANTH (VP-102) and our product candidates, if approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.

The Centers for Medicare & Medicaid Services, or CMS, has issued a permanent Healthcare Common Procedure Coding System, or HCPCS, Level II code, or J-code, (J7354) for YCANTH (VP-102), as an FDA-approved treatment for molluscum contagiosum. Under the HCPCS process, the J-code for YCANTH (VP-102) was published April 1, 2024. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare

Advantage, and other government payors for physician-administered drugs and are intended to simplify the claims submission and documentation process, facilitating access for patients.

The Centers for Medicare & Medicaid Services, or CMS, has issued a permanent Healthcare Common Procedure Coding System, or HCPCS, Level II code, or J-code, (J7354) for YCANTH (VP-102), as an FDA-approved treatment for molluscum contagiosum. Under the HCPCS process, the J-code for YCANTH (VP-102) was published April 1, 2024. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payors for physician-administered drugs and are intended to simplify the claims submission and documentation process, facilitating access for patients.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures for the treatment of molluscum contagiosum or common warts, as applicable, in the absence of such coverage and adequate reimbursement. Physicians may be unlikely to offer procedures for such treatment if they are not covered by insurance and may be unlikely to purchase and use our product candidates, if approved, for molluscum contagiosum and/or common warts unless coverage is provided, and reimbursement is adequate.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that patients who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and also referred to as the Sustainable Growth Rate, for certain payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs and the Merit-based Incentive Payment System, or MIPS. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for YCANTH (VP-102) for the treatment of molluscum contagiosum or other products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system.

There can be no assurance that YCANTH (VP-102) for the treatment of molluscum contagiosum, or our product candidates, if approved for sale in the United States or in other countries, will receive coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

The market for YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates may not be as large as we expect.

Molluscum contagiosum and common warts are skin diseases that are currently undertreated with no standard of care. Even with approval of YCANTH (VP-102) for the treatment of molluscum contagiosum and potential approval of any other product candidates, individuals may continue to decline treatment for molluscum contagiosum and common warts as, if left untreated, these skin diseases will eventually be resolved by the body’s immune system.

In addition, our estimates of the potential market opportunity for YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and surveys of dermatologists commissioned by us. These assumptions include the prevalence of molluscum contagiosum, common warts and other skin diseases as well as the estimated reimbursement levels for YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates, as applicable. However, there can be no assurance that any of these assumptions are, or will remain, accurate. Furthermore, even if our estimates relating to the prevalence of molluscum contagiosum, common warts and other skin diseases as well as the estimated reimbursement levels for YCANTH (VP-102) for the treatment of molluscum contagiosum or our product candidates, as applicable, are accurate, the degree of market acceptance by the medical community and those infected by such skin diseases following regulatory approval could impact our assumptions and reduce the market size for YCANTH (VP-102) for the treatment of molluscum contagiosum and our product candidates, if approved. Furthermore, the market research study we commissioned surveying payor organizations has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. If the actual markets for YCANTH (VP-102) for the treatment of molluscum contagiosum or, if approved, our product candidates are smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

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

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We increased our insurance coverage following commencement of our commercialization activities for YCANTH (VP-102) for the treatment of molluscum contagiosum and may need to further increase our insurance coverage as we continue our clinical trials or expand commercialization activities for our product candidates that obtain regulatory approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We have engaged a CRO historically to conduct our clinical trials and expect to engage a CRO for future clinical trials for YCANTH (VP-102), for the treatment of common warts, VP-315 or other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for YCANTH (VP-102) for the treatment of common warts or our other product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

Switching or adding CROs involves substantial costs and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of YCANTH (VP-102) for the treatment of common warts and any other product candidates.

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

In addition to the API, the components necessary to build the YCANTH (VP-102) applicator such as the applicator tip, tube and filter are currently sourced from third parties. Any extended difficulty in obtaining those components, or increasing supply to meet commercial needs for YCANTH (VP-102) would impair our business operations.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Furthermore, we cannot guarantee these relationships, including our relationship with Torii, will continue or that we will be able to receive the milestone or transfer price payments pursuant to the Torii Agreement or any other future collaboration agreement.

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

We plan to rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to YCANTH (VP-102) and our other product candidates (including VP-315). The issuance, scope, validity, enforceability, strength, and commercial value of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. Although we currently have several issued United States and foreign patents, other patent applications that we own may fail to result in other issued patents with claims that cover YCANTH (VP-102) and our other product candidates in the United States or in foreign jurisdictions. If this were to occur, early generic competition could be expected against YCANTH (VP-102) and our other product candidates. There may be relevant prior art relating to our patents and patent applications which could invalidate a patent or prevent a patent from issuing based on a pending patent application. In particular, because the API in YCANTH (VP-102) and some of our product candidates have been available and used for many years, it is possible that these products have previously been used in such a manner that such prior usage would affect our ability to obtain patents based on our patent applications. Moreover, because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that prior art related to such applicator devices could affect our ability to obtain patent protection for our product applicator device, or that disputes may arise related to whether third-party applicator devices infringe patents we have applied for or obtained.

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

In addition, we may decide to abandon national and regional patent applications before grant. The examination of each national or regional patent application is an independent proceeding. As a result, patent applications in the same family may issue as patents in some jurisdictions, such as in the United States, but may issue as patents with claims of different scope or may even be refused in other jurisdictions. It is also quite common that depending on the country, the scope of patent protection may vary for the same product, product candidate, or technology.

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

For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed, or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

Similarly, changes in patent laws and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance to us, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims, or the written description, support or enablement, in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and/or patent applications and any patent rights we may obtain in the future. We rely on our outside counsel to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, and this circumstance could harm our business.

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

Cantharidin is a naturally occurring compound found in many species of blister beetles and has been used since ancient times for medicinal purposes. Therefore, the composition of matter for the chemical structure of cantharidin itself, which is the API used in YCANTH (VP-102) and our cantharidin-based product candidates, is not eligible for patent protection. We seek to obtain patent protection for our manufacturing technology, drug administering technology, and YCANTH (VP-102) and our cantharidin-based product candidates, including specific formulations, preparations, and devices, and methods of use and manufacturing processes. Although the protection afforded by our patents and patent applications may be significant with respect to YCANTH (VP-102), when looking at the ability of the patents and patent applications to block competition, the protection offered by the patents and patent applications may be, to some extent, more limited than the protection provided by a patent claiming the composition of matter of an entirely new chemical entity previously unknown. As a result, generic products that do not infringe the claims of our patents covering formulations, preparations, devices, methods of use, and manufacturing processes may be available while we are marketing our products. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compound not covered by method of use patents, and others may engage in off-label sale or use of the subject compound. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe the method of use patents we have applied for, the practice is common across medical specialties, and such infringement is difficult to prevent, detect, or prosecute. In addition, competitors who obtain the requisite regulatory approval will be able to commercialize products with the same active ingredient as YCANTH (VP-102) and our cantharidin-based product candidates so long as the competitors do not infringe any process, use, formulation, preparation, or device patents issued to us, subject to any regulatory exclusivity we may be able to obtain for YCANTH (VP-102) and our cantharidin-based product candidates.

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

Competitors may infringe the patents we have been granted. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering YCANTH (VP-102) or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review (IPR), and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product or product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could have a material adverse impact on our business.

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

As commercial efforts related to YCANTH (VP-102) continue, and as our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There can be no assurance that our product and current or future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current product and current or future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could have a negative impact on our ability to commercialize YCANTH (VP-102) and any current product or future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents, or that we will not infringe patents that may be granted in the future. Because numerous parties have developed and/or commercialized, or are developing, a wide variety of applicator devices for use with topical dermatological medications, it is possible that third parties may assert that our applicator device infringes patents they own or have applied for. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, or sale of our product or product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product, product candidates, or activities. If a patent holder believes our drug, product, or product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing, or sales of the drug, product, or product candidate that is the subject of the actual or threatened suit.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product or product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market products or product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Under certain circumstances, we could be forced, including by court orders, to cease commercializing our product or product candidates. In addition, in any such proceeding or litigation, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a third party’s patent rights. A finding of infringement could prevent us from commercializing our product or product candidates or force us to cease some of our business operations, which could harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patents and patent applications, our future patents and patent applications, or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product or product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them, or that our trade secrets will be misappropriated or disclosed.

If we rely on third parties to manufacture or commercialize YCANTH (VP-102) or any current or future product candidates, or if we collaborate with additional third parties on the development of YCANTH (VP-102) or any current or future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets or other confidential information under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how, trade secrets, or other confidential information by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors, and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make products that are similar to our product or product candidates but that are not covered by the claims of our patents or future patents;
•
we or future collaborators might not have been the first to make the inventions covered by our patents, future issued patents, our pending patent applications, or future patent applications;
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
•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and
•
state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require the reporting of information related to drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If we are found to have improperly promoted off-label uses of YCANTH (VP-102) for the treatment of molluscum contagiosum or any of our product candidates that are approved, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. Generally, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We have obtained regulatory approval for YCANTH (VP-102) for the treatment of molluscum contagiosum; however, YCANTH (VP-102) for the treatment of molluscum contagiosum and any future product candidates that are approved will remain subject to ongoing regulatory oversight.

YCANTH (VP-102) for the treatment of molluscum contagiosum and any future product candidates, once approved, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information among other things. YCANTH (VP-102), or any future product candidates, may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We are required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

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

There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. The IRA, among other things, (1) directs the Department of Health and Human Services, or HHS, to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions went into effect in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. We may engage third parties to sell our products sell our product outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Each of our executive officers may currently terminate their employment or service with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

In 2024, we reduced our headcount by approximately 29%, including the transition of our former Chief Executive Officer, Chief Commercial Officer and Chief Financial Officer. As a result of our headcount reductions, we have engaged various outside consultants, principally in the capacity of Interim Chief Financial Officer and Head of Commercial. Although we believe these employee transitions are in the best interest of our company and our stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers and partners and due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. In addition, our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the other members of our leadership team and sales teams that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.

Recruiting and retaining qualified scientific, clinical, commercialization and sales and marketing personnel will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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
•
the commencement, enrollment or results of our clinical trials of YCANTH (VP-102) for the treatment of common warts and any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for YCANTH (VP-102) for the potential treatment of common warts or any other product candidate we may develop, including VP-315, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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

We have a substantial number of warrants outstanding. The exercise of our outstanding warrants will dilute existing stockholders and could adversely affect the trading price of our common stock.

As of December 31, 2024, we had (i) outstanding pre-funded warrants to purchase, without regard to any beneficial ownership limitations, up to 3,056,481 shares of our common stock at an exercise price of $0.0001 per share and (ii) outstanding warrants to purchase, without regard to any beneficial ownership limitations, up to 48,772,769 shares of common stock at a weighted average exercise price of $1.31 share. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, cause the trading price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Moreover, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline significantly, even if our business is doing well.

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
•
stockholders are not entitled to remove directors other than by a 66.67% vote and only for cause;
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

If we fail to maintain proper and effective internal control over our financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired.

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

However, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to maintain our accounting and finance functions and that we expend significant management efforts.

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $218.4 million and $204.0 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated in tax years prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, as modified by subsequent legislation the federal net operating losses incurred in tax years beginning in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On January 24, 2025, we received a letter from Nasdaq, notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market, as the minimum bid price of our common stock was less than $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until July 23, 2025, to regain compliance with Nasdaq’s bid price requirement. If, at any time before July 23, 2025, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules.

There can be no assurance that we will regain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing.

General Risk Factors

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in June 2022, we were named a defendant in a putative class action complaint against us and certain of our current and former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. In addition, on October 21, 2024, a plaintiff filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. The complaint names us as a nominal defendant and purports to bring claims on our behalf against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. See “Item 3—Legal Proceedings” and “Part II, Item 8, Note 6-Commitments and Contingencies” in this Annual Report on Form 10-K for more information.

Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. This or any future litigation, regardless of the merits of any such proceeding, could harm our reputation and result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Although we have directors’ and officers’ liability insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with these lawsuits or other litigation to which we are party. The costs we incur in defending ourselves or associated with settling such proceedings, as well as a material final judgment or decree against us, that are not covered by our directors’ and officers’ liability insurance could materially adversely affect our financial condition. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply (or the actual or perceived failure by the third parties with whom we work) with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

Any of the foregoing could result in a material disruption of our clinical and product development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss or compromise of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms and the further development of our product candidates could be delayed. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Unfavorable conditions, including inflationary pressure, in the global economy could negatively affect our operating results.

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

We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

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

Our cybersecurity function, which comprises, in part, our Interim Chief Financial Officer and third-party service providers (including our managed security services provider, or MSSP), helps identify, assess and manage our cybersecurity threats and risks. Our cybersecurity function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual tools, internal or external audits, automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats and threat actors, conducting threat assessments for internal and external threats (including third party threat assessments), using external intelligence feeds, coordinating with law enforcement regarding certain threats, and evaluating threats reported to us. Depending on the environment, we implement and maintain various technical, physical, and organizational measures and processes designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, network security controls, systems monitoring, and asset management, tracking, and disposal.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our Interim Chief Financial Officer, who oversees outsourced IT (including cybersecurity).

Our cybersecurity function is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Interim Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our response process to cybersecurity incidents is designed to escalate certain incidents to members of management depending on the circumstances, including the Interim Chief Financial Officer. Our Interim Chief Financial Officer and others work with our incident response team (including our MSSP) to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response policy includes reporting certain cyber incidents to the audit committee.

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

In addition, on October 21, 2024, plaintiff Ivan S. Cohen filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. The complaint names us as a nominal defendant and purports to bring claims on or against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaint primarily seeks to recover for us compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the derivative lawsuit.

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

Stockholders

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VRCA”. As of March 5, 2025, we had 91,779,993 shares of common stock outstanding held by 15 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. Our commercial product and portfolio of product candidates are clinician administered therapies in areas of high unmet need. Our current product portfolio consists of one approved product with several potential follow-on indications, as well as an additional pipeline product. Our commercial product, YCANTH (VP-102), was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are currently developing YCANTH (VP-102) for a potential follow-on indication for the treatment of common warts. Our second development candidate, VP-315, is an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including BCC.

We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization consisting of 35 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians. We also plan to advance YCANTH (VP-102) for common warts through a separate regulatory approval process. In the future, we also intend to pursue commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as YCANTH (VP-102) for common warts if approved, in additional geographic regions, either alone or together with a strategic partner.

Since our inception in 2013, our operations have focused on developing YCANTH (VP-102), organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

On July 26, 2023, we entered into a Credit Agreement, pursuant to which we borrowed $50.0 million under the Loan Facility (as defined in Note 10) on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility will mature on July 26, 2028. Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting on January 1, 2025. We are obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and that our quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the annual financial statements for the year ended December 31, 2024 and quarterly financial statements for the quarter ending March 31, 2025. If the qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, the Company may be in default of the debt agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement as amended.

In November 2024, we closed an underwritten offering of 45,518,243 shares of our common stock (and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 2,235,955 shares of our common stock, or the Pre-Funded Warrants), and in either case, accompanying Series A warrants to purchase 23,877,099 shares of our common stock at an exercise price of $1.0680 per share of common stock, or the Series A Warrants, and Series B warrants to purchase 23,877,099 shares of our common stock at an exercise price of $1.3350 per share of common stock, or the Series B Warrants, at a combined public offering price of $0.89 per share of common stock and accompanying Series A and Series B Warrants (or $0.8899 per Pre-Funded Warrant and accompanying Series A and Series B Warrants). The offering resulted in net proceeds of $39.6 million, after deducting underwriting discounts and commissions, and offering expenses.

As of December 31, 2024, we had cash and cash equivalents of $46.3 million. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of December 31, 2024, the Company had an accumulated deficit of $307.0 million. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned commercial and development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate continued and future commercialization efforts and/or research and development programs.

Since inception, we have incurred significant losses. For the years ended December 31, 2024 and 2023, our net loss was $76.6 million and $67.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $307.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

•
continue to establish our commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and product candidates for which we may obtain regulatory approval;
•
continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications;
•
pursue regulatory approvals for YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC;
•
adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•
maintain, expand and protect our intellectual property portfolio;
•
hire and retain clinical, manufacturing, commercialization and scientific personnel; and
•
incur additional legal, accounting and other expenses while operating as a public company.

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

Operating Expenses

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement, we purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient, or API. The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other YCANTH (VP-102) product candidates. In addition, we purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next year as previously expensed inventory is utilized for commercial production and sold to customers. If we included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for the year ended December 31, 2024 and 2023 would have been $2.6 million and $0.5 million, respectively, including $1.3 million of obsolete inventory costs for the year ended December 31, 2024.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of YCANTH (VP-102) for the treatment of molluscum contagiosum, potential follow-on indications for YCANTH (VP-102), including common warts, and our other product candidates in addition to VP-315 for BCC. We expense research and development costs as incurred. These expenses include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase personnel costs, including stock-based compensation, initiate and conduct clinical trials of YCANTH (VP-102) in patients with common warts and VP-315 for BCC and potentially additional dermatological oncology indications and prepare regulatory filings for our product candidates.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	For the Year Ended December 31,
	2024	2023	Change
Revenue:
Product revenue, net	$6,574	$4,658	$1,916
Collaboration revenue	992	466	526
Total revenue	7,566	5,124	2,442
Operating expenses:
Cost of product revenue	1,853	289	1,564
Cost of collaboration revenue	887	457	430
Selling, general and administrative	58,822	47,305	11,517
Research and development	11,840	20,295	(8,455)
Loss on disposal of assets	83	2,537	(2,454)
Total operating expenses	73,485	70,883	2,602
Loss from operations	(65,919)	(65,759)	(160)
Other income (expense):
Interest income	1,417	2,740	(1,323)
Interest expense	(9,412)	(3,962)	(5,450)
Change in fair value of derivative liability	(2,648)	—	(2,648)
Other expense	(17)	(14)	(3)
Total other expense, net	(10,660)	(1,236)	(9,424)
Net loss	$(76,579)	$(66,995)	$(9,584)

Product Revenue, Net

Product revenue, net was $6.6 million for the year ended December 31, 2024, compared to $4.7 million for the year ended December 31, 2023. As YCANTH (VP-102), our first FDA approved product, became available for commercial sale and shipment to patients in August 2023, we did not recognize any product revenue prior to that point.

We expanded the number of distributors during 2024, however, our product revenue for year ended December 31, 2024 was partially offset by a returns reserve of $3.2 million for estimated returns from certain distributors. We determined it was more than probable that product held by certain distributors will be returned based on lower than forecasted sell-through and expiration of product. This increase in reserve was partially offset by a decrease of other gross to net reserves of $1.2 million mostly related to a decrease in co-pay reserve. We will continue to work with all of our distributors to sell through existing inventory and expand target channels of sales and distribution. Reserves will continue to be reviewed on a quarterly basis and may be adjusted based on assessment of the overall business and sales forecast by each distributor.

Collaboration Revenue

Collaboration revenue was $1.0 million for the year ended December 31, 2024, compared to $0.5 million for the year ended December 31, 2023. Revenue for 2024 and 2023 was related to supplies and development activity provided to Torii as needed pursuant to the Clinical Supply Agreement.

Cost of Product Revenue

Cost of product revenue were $1.9 million for the year ended December 31, 2024, compared to $0.3 million for the year ended December 31, 2023. The increase consisted of higher product costs primarily related to the sale of YCANTH (VP-102) of $0.7 million coupled with obsolete inventory of $0.9 during the year ended December 31, 2024

Cost of Collaboration Revenue

Collaboration revenue costs were $0.9 million for the year ended December 31, 2024, compared to $0.5 million for the year ended December 31, 2023. The increase of $0.4 due to supplies and development activity provided to Torii as needed pursuant to the Clinical Supply Agreement entered into on March 7, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $58.8 million for the year ended December 31, 2024, compared to $47.3 million for the year ended December 31, 2023. The increase of $11.5 million was primarily a result of higher expenses related to commercial activities for YCANTH (VP-102) for the treatment of molluscum, including increased compensation, recruiting fees, benefits and travel due to ramp-up of sales force of $8.5 million, as well as increased commercial-related costs of $5.1 million, increased severance costs of $1.8 million due to termination of employees, increased professional services of $2.8 million, legal costs of $1.6 million, Dormer legal settlement payment of $0.8 million partially offset by decreased stock compensation expense of $6.8 million related to vesting of restricted stock units and decrease in marketing and sponsorship costs of $2.2 million.

On October 1, 2024 , we terminated 47 employees to reduce costs and optimize the efficiency of our field sales force, or the Restructuring. We reduced the number of sales territories from 80 to approximately 35, with a focus on those territories that have historically shown a high prevalence of molluscum. In connection with the Restructuring, we incurred a one-time charge totaling approximately $0.7 million related to one-time employee termination costs. In addition, we recognized an impairment charge for right-of-use assets associated with leased vehicles of $0.3 million for the year ended December 31, 2024 in selling, general and administrative expenses. This restructuring charge was substantially paid out by December 31, 2024.

Research and Development Expenses

Research and development expenses were $11.8 million for the year ended December 31, 2024, compared to $20.3 million for the year ended December 31, 2023. The decrease of $8.5 million was primarily attributable to reductions of costs related to YCANTH (VP-102) pre-approval activity of $3.8 million, decreased clinical costs for VP-315 of $3.1 million, and decreased stock compensation expense of $0.6 million related to vesting of restricted stock units upon FDA approval, allocation of medical affairs costs to selling general and administrative of $0.7 million, and a reduction in headcount related costs of $0.7 million partially offset by increased costs for common warts of $0.5 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type for the years ended December 31, 2024 and 2023. We did not incur any research and development expense for VP-103 during the years ended December 31, 2024 or 2023. Unallocated expenses include compensation and other personnel related costs. Stock compensation expense for the year ended December 31, 2023 included $0.8 million related to vesting of restricted stock.

	For the Year Ended December 31,
	2024	2023	Change
VP-315	3,522	6,643	(3,121)
Molluscum	1,566	5,370	(3,804)
Common warts	522	—	522
Stock based compensation	1,945	2,580	(635)
Other unallocated expenses	4,285	5,702	(1,417)
Research and development expense	$11,840	$20,295	$(8,455)

Loss on Disposal of Assets

For the year ended December 31, 2024 and 2023, we recognized a $0.1 million and $2.5 million loss on disposal of assets. The impairment loss incurred during the period ended December 31, 2023 was related to disposal of the assembly and packaging line due to the high cost to upgrade the line as a result of changes in product assembly.

Interest Income

Interest income was $1.4 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $1.3 million was primarily due to lower cash balance and lower interest rates.

Interest Expense

Interest expense of $9.4 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively, consisted of interest expense pursuant to the OrbiMed Credit Agreement entered into on July 26, 2023.

Change in Fair Value of Derivative Liability

The Company's OrbiMed Credit Agreement contains a bifurcated settlement feature classified as a derivative liability which is remeasured each accounting period. For the year ended and as of December 31, 2023, the settlement feature was deemed to have no value. The fair value of the embedded derivative is valued at $2.6 million as of December 31, 2024, as a result of the acceleration of principal payments, repayment fee, and exit fee.

Results of Operations for Years Ended December 31, 2023 and 2022

For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, and $20.0 million from the Torii Agreement. In November 2024, we closed an underwritten offering of 45,518,243 shares of our common stock and, in lieu of common stock to certain investors that so chose, Pre-Funded Warrants to purchase 2,235,955 shares of our common stock, and in either case, accompanying Series A Warrants to purchase 23,877,099 shares of our common stock at an exercise price of $1.0680 per share of common stock and Series B Warrants to purchase 23,877,099 shares of our common stock at an exercise price of $1.3350 per share of common stock, at a combined public offering price of $0.89 per share of common stock and accompanying Series A and Series B Warrants (or $0.8899 per Pre-Funded Warrant and accompanying Series A and Series B Warrants). The offering resulted in net proceeds of $39.6 million, after deducting underwriting discounts and commissions, and offering expenses.

As of December 31, 2024, we had cash and cash equivalents of $46.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

In addition, we have an operating lease for office space in West Chester, PA with obligations through September 1, 2027 of $0.9 million including imputed interest.

We entered into a fleet program to provide vehicles for our sales force. The vehicles are leased for over a term of 52 months and classified as finance leases with obligations of $1.1 million through December 2028 including imputed interest.

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. Our first commercial sale of YCANTH (VP-102) occurred in August 2023.

On July 26, 2023, we entered into the Credit Agreement which provides for a $125.0 million Loan Facility. We borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting on January 1, 2025. We are obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee.

In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and also requires that our quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the annual financial statements for the year ended December 31, 2024 and quarterly financial statements for the quarter ending March 31, 2025. If the qualification of a "going concern" is not waived for additional future periods or if we don’t raise additional financing, we may be in default of our debt in the near-term.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(60,927)	$(38,577)
Net cash used in investing activities	(19)	(362)
Net cash provided by financing activities	37,728	74,213
Net (decrease) increase in cash and cash equivalents	$(23,218)	$35,274

Operating Activities

During the year ended December 31, 2024, operating activities used $60.9 million of cash, primarily resulting from a net loss of $76.6 million, partially offset by noncash stock-based compensation of $7.1 million, non-cash interest expense of $2.2 million, non-cash change in fair value of embedded derivative of $2.6 million and non-cash amortization of operating and finance lease right-of-use assets of $0.9 million. Net cash provided by changes in operating assets and liabilities consisted primarily of a decrease in accounts receivable of $4.2 million partially offset by a decrease in accounts payable and accrued expenses of $0.9 million, and an increase in prepaid and other assets of $1.1 million.

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

Investing Activities

During the year ended December 31, 2024 and 2023 net cash used by investing activities was primarily related to the purchases of property and equipment of $27,000 and $0.4 million.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $37.7 million, was primarily related to net cash proceeds of $39.6 million net of issuance costs from the issuance of common stock, Prefunded Warrants, Series A Warrant and Series B Warrants in November 2024 partially offset by payment of debt amendment costs of $1.1 million and repayment of finance leases of $0.9 million.

During the year ended December 31, 2023, net cash provided by financing activities was $74.2 million, was primarily related to net cash proceeds of $44.1 million from the OrbiMed Credit Agreement and proceeds of $30.3 million, net of issuance costs from the issuance of common stock and pre-funded warrants.

Funding Requirements

Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to a specialty pharmacy distributor. While we expect to continue to generate revenue from the sale of YCANTH (VP-102), our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to reduce operating expenses, delay, reduce or eliminate our research and development programs and/or continued and future commercialization efforts. In addition, the amount of proceeds we may be able to raise pursuant to our currently effective shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report on Form 10-K, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling securities using our Form S-3 until such time as our public float exceeds $75.0 million.

We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of December 31, 2024, we had an accumulated deficit of $307.0 million. We believe our cash, and cash equivalents of $46.3 million as of December 31, 2024 will be sufficient to support our planned operations into the third quarter of 2025. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. While beyond our control, the milestone payment of $8.0 million due from Torii upon the first patient dosed in Japan in the Phase 3 clinical trial, and/or the exercise of the Series A Warrants issued in conjunction with the November 2024 Equity Financing, which have an exercise price of $1.0680 per share and expire in November 2025 may result in additional liquidity during 2025 and alleviate the substantial doubt regarding our ability to continue as a going concern. We cannot predict with certainty that these funds will be received and alleviate the substantial doubt. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. Our future capital requirements, and timing, will depend on many factors, including:

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
•
the costs to scale up and secure manufacturing arrangements for commercial production of YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidate we successfully commercialize; and
•
the costs of establishing and maintaining sales and marketing capabilities for YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidate that obtains regulatory approval.

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

The transaction price that we recognize for YCANTH (VP-102) revenue is our gross product sales reduced by our corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “net sales” in the accompanying Statements of Operations. Net sales reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be above or below the amount estimated, then requiring prospective adjustments to our reported net sales.

These GTN estimate categories (that comprise our GTN liabilities) are each discussed below:

Product Returns Allowances: The Customer is contractually permitted to return purchased Product in certain circumstances. The Company records discrete reserves if Product held by distributors, forecasted sales and expiration of Product warrant a reserve. As historical data for returns of the Product becomes available over time, we will utilize historical return rates of the Product in making our estimates. Returned Product is typically destroyed, since substantially all returns are due to expire and cannot be resold.

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

Research and Development Costs

We rely on third parties to conduct our preclinical studies and clinical trials, and to provide services, including manufacturing of product in connection with the clinical trials. At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2024, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

Financial Instruments – Derivatives

The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded components of a financial instrument potentially qualify as derivatives required to be separately accounted for in accordance with ASC Topic 815, Derivatives and Hedging.

The derivative liability relates to a bifurcated settlement feature of the Company’s OrbiMed Credit Agreement (see Note 10). The derivative liability is subject to re-measurement at each reporting period, at each balance sheet date and any change in fair value is recognized as a component of change in fair value of derivative liability in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the final repayment of the Term Loan. The derivative liability is classified as a Level 3 liability as of December 31, 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Verrica Pharmaceuticals Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses since inception and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Series A and Series B Warrants Issued in 2024

As described in Notes 1 and 7 to the financial statements, in November 2024 the Company sold shares of its common stock and pre-funded warrants to purchase its common stock. Accompanying each common share and pre-funded warrant were Series A and Series B warrants to purchase common stock. The Company determined that the Series A and Series B warrants were classified as equity.

We identified the assessment of the accounting for the Series A and Series B warrants to purchase common stock issued in November 2024 as a critical audit matter. Challenging auditor judgment was required in assessing whether the Series A and Series B warrants issued should be accounted for as either liabilities or equity instruments due to the interpretation of contract provisions within the warrant agreements and application of complex technical accounting guidance.

The following are the primary procedures we performed to address this critical audit matter. We inspected the agreements related to the Series A and Series B warrants to identify terms and conditions that were relevant to whether the Series A and Series B warrants should be accounted for as either liabilities or equity instruments. We assessed the appropriateness of management’s interpretation and application of the relevant accounting literature to support the equity classification of the warrants on the balance sheet.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania
March 11, 2025

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$46,329	$69,547
Accounts receivable	48	4,248
Unbilled collaboration revenue	29	168
Inventory	2,463	1,022
Prepaid expenses and other current assets	2,310	2,545
Total current assets	51,179	77,530
Property and equipment, net	589	1,052
Operating lease right-of-use asset	836	1,158
Finance lease right-of-use asset	1,154	1,405
Other non-current assets	376	452
Total assets	$54,134	$81,597
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,896	$2,464
Accrued expenses and other current liabilities	13,511	13,860
Current portion of long-term debt	12,938	—
Operating lease liability	315	324
Finance lease liability	352	376
Total current liabilities	29,012	17,024
Operating lease liability	583	910
Finance lease liability	768	1,026
Derivative liability	2,648	—
Long-term debt	30,983	42,874
Total liabilities	63,994	61,834
Commitments and Contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 91,885,137 shares issued and 91,779,993 shares outstanding as of December 31, 2024 and 42,518,697 shares issued and 42,413,553 shares outstanding as of December 31, 2023	9	4
Treasury stock, at cost, 105,144 shares as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	297,158	250,207
Accumulated deficit	(307,027)	(230,448)
Total stockholders’ (deficit) equity	(9,860)	19,763
Total liabilities and stockholders’ (deficit) equity	$54,134	$81,597

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023

Revenue:
Product revenue, net	$6,574	$4,658
Collaboration revenue	992	466
Total revenue	7,566	5,124
Operating expenses:
Cost of product revenue	1,853	289
Cost of collaboration revenue	887	457
Selling, general and administrative	58,822	47,305
Research and development	11,840	20,295
Loss on disposal of assets	83	2,537
Total operating expenses	73,485	70,883
Loss from operations	(65,919)	(65,759)
Other (expense) income:
Interest income	1,417	2,740
Interest expense	(9,412)	(3,962)
Change in fair value of derivative liability	(2,648)	—
Other expense	(17)	(14)
Total other expense, net	(10,660)	(1,236)
Net loss	$(76,579)	$(66,995)

Net loss per share, basic and diluted	$(1.48)	$(1.48)
Weighted-average common shares outstanding, basic and diluted	51,808,228	45,342,451

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

							Total
							Stockholders'
	Common Stock		Additional	Accumulated	Treasury Stock		(Deficit)
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Cost	Equity
Balance as of December 31, 2022	41,199,197	$4	$203,482	$(163,453)	105,144	$—	$40,033
Stock-based compensation	—	—	14,376	—	—	—	14,376
Issuance of common stock and pre-funded warrants, net of issuance costs	750,000	—	30,301	—	—	—	30,301
Fair Value of warrants from debt financing		—	2,041	—	—	—	2,041
Restricted stock vested	561,500	—	—	—	—	—	—
Exercise of stock options	8,000	—	7	—	—	—	7
Net loss	—	—	—	(66,995)	—	—	(66,995)
Balance as of December 31, 2023	42,518,697	4	250,207	(230,448)	105,144	—	19,763
Stock-based compensation	—	—	7,164	—	—	—	7,164
Issuance of common stock, pre-funded warrants, and Series A and B warrants, net of issuance costs	45,518,243	4	39,633	—	—	—	39,637
Restricted stock vested	561,500	—	—	—	—	—	—
Exercise of stock options	42,500	1	154	—	—	—	155
Exercise of pre-funded warrants	3,244,197	—	—	—	—	—	—
Net loss	—	—	—	(76,579)	—	—	(76,579)
Balance as of December 31, 2024	91,885,137	$9	$297,158	$(307,027)	105,144	$—	$(9,860)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(76,579)	$(66,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,164	14,376
Depreciation expense	342	530
Noncash interest expense	2,187	810
Loss on disposal of fixed assets	83	2,537
Amortization of operating lease right-of-use asset	308	286
Amortization of finance lease right-of-use asset	619	20
Impairment of right-of-use asset	255	—
Loss on termination of financing lease	19	—
Change in fair value of derivative liability	2,648	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,128)	587
Accounts payable	(568)	2,201
Accounts receivable	4,200	(3,860)
Collaboration receivable, billed and unbilled	139	(69)
Accrued expenses and other current liabilities	(294)	11,291
Operating lease liability	(322)	(291)
Net cash used in operating activities	(60,927)	(38,577)
Cash flows from investing activities
Purchases of property and equipment	(27)	(362)
Sale of fixed assets	8	—
Net cash used in investing activities	(19)	(362)
Cash flows from financing activities
Proceeds from exercise of stock options	155	7
Proceeds from issuance of debt, net of issuance costs	—	44,105
Proceeds from issuance of common stock, pre-funded warrants and Series A and B warrants, net of issuance costs	39,637	30,300
Equity issuance costs	—	(177)
Debt amendment costs	(1,140)	—
Repayment of finance lease	(924)	(23)
Net cash provided by financing activities	37,728	74,213
Net (decrease) increase in cash and cash equivalents	(23,218)	35,274
Cash and cash equivalents at the beginning of the year	69,547	34,273
Cash and cash equivalents at the end of the year	$46,329	$69,547

Supplemental disclosures
Cash paid for interest	$7,226	$3,152
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at year end	$—	$93
Fair value of warrants issued with debt	$—	$2,041
Right-of-use asset obtained in exchange for lease obligation	$1,976	$1,428
Extinguishment of finance lease liability as a result of lease termination	$1,549	$—
Extinguishment of operating lease liability as a result of lease termination	$14	$—

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of December 31, 2024, the Company had an accumulated deficit of $307.0 million.

On November 22, 2024, the Company sold 45,518,243 shares of its common stock and pre-funded warrants to purchase 2,235,955 shares of common stock. The shares of common stock were sold at a price of $0.89 per share and the pre-funded warrants were sold at a price of $0.8899 per pre-funded warrant, resulting in net proceeds of $39.6 million after deducting underwriting discounts and offering expenses of approximately $2.9 million (Note 7). Accompanying each common share and pre-funded warrant were Series A warrants to purchase 23,877,099 shares of the Company's common stock at an exercise price of $1.0680 and Series B warrants to purchase 23,877,099 shares of the Company's common stock at an exercise price of $1.3350 (Note 7).

The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned commercial and development activities. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate continued commercialization efforts or research and development programs. In addition, the amount of proceeds the Company may be able to raise pursuant to its currently effective shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report on Form 10-K, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company's common stock held by its non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling its securities using its Form S-3 until such time as the Company's public float exceeds $75.0 million.

On July 26, 2023, the Company entered into a Credit Agreement, pursuant to which the Company borrowed $50.0 million under the Loan Facility (as defined in Note 10) on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Originally amounts borrowed under the Loan Facility were scheduled to mature on July 26, 2028. Based on the Company’s net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, the Company became obligated to start making principal payments starting on January 1, 2025. The Company is obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium, the exit fee and interest.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the financial statements for the year ended December 31, 2024 and the quarter ending March 31, 2025. If the qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, the Company may be in default of the debt agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of December 31, 2024, the Company has an accumulated deficit of $307.0 million and had cash outflows from operations of $60.9 million for the year ended December 31, 2024. Based on the Company’s current business plan and current capital resources, consisting of cash and cash equivalents of $46.3 million as of December 31, 2024, combined with the uncertainty regarding the availability of additional funding and considering its debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these financial statements are issued. The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern.

There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate commercialization efforts and development programs.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker "CODM" in making decisions regarding resource allocation and assessing performance.

The Company views its operations and manages its business in one operating segment engaged in developing and selling medications for skin diseases requiring medical intervention. The Company’s Chief Executive Officer (“CEO”), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of businesses and the Company does not differentiate the activities of its headquarters from the overall performance of the Company. The CEO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.

The single segment’s principal measure of segment profit and loss is consolidated net loss. The CEO considers actual and forecasted consolidated revenues, significant expenses, and consolidated net loss when evaluating performance. Significant expenses are amounts that are regularly provided to the CEO and included in consolidated net loss and include selling, general and administrative expenses and research and development expenses.

The table below summarizes the significant expense categories regularly reviewed by the CEO for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Revenue	$7,566	$5,124
Less:
Selling, general and administrative:
Commercial (including payroll)	34,485	19,982
General and administrative (including payroll)	19,118	15,527
Stock based compensation	5,219	11,796
Total selling, general and administrative	58,822	47,305
Research and development:
VP-315	3,522	6,643
YCANTH (VP-102)	1,566	5,370
Common warts	522	—
Stock based compensation	1,945	2,580
Other unallocated expenses	4,285	5,702
Total research and development	11,840	20,295
Loss on disposal of assets	83	2,537
Cost of revenue	2,740	746
Other segment items (a)	10,660	1,236
Net loss	$(76,579)	$(66,995)

(a) Other segment items include interest income, interest expense, change in fair value of embedded derivative liability and other expenses.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds.

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

Cash and cash equivalents at December 31, 2024 includes a cash deposit of $500,000 with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk

At December 31, 2024, the Company’s financial instruments included cash equivalents, accounts payable, and notes payable. The carrying amount of cash equivalents and accounts payable approximated fair value, given their short-term nature. The carrying value of the Company's long term note payable (Note 10) approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

Accounts receivable, trade subjects the Company to concentrations of credit risk as all of the Company's revenue is from sales of a single product, YCANTH (VP-102), sold to several pharmaceutical wholesale/distributors.

Accounts Receivable

The Company had $48,000 in accounts receivable as of December 31, 2024. As of December 31, 2024, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are 60 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has recognized obsolete inventory costs as cost of goods sold in the amount of $0.9 million for the year ended December 31, 2024 due to expiration of Product and label correction on the Product.

On July 21, 2023, the Company received FDA approval for YCANTH (VP-102) for the treatment of molluscum contagiosum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement (Note 6), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, the Company purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next three months as previously expensed inventory is utilized for commercial production and sold to customers. On a pro forma basis, if the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company’s cost of product revenue for the years ended December 31, 2024 and 2023 would have been $2.6 million and $0.5 million, respectively, including $1.3 million of obsolete inventory costs for the year ended December 31, 2024.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful lives of the assets, after the assets are placed in service.

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be recognized if the carrying value of the asset exceeds its fair value. Fair value is generally determined using discounted cash flows. The Company recognized a $0.1 million impairment loss on disposal of equipment during the year ended December 31, 2024. The Company recognized a $2.6 million impairment loss on disposal of the assembly and packaging line during the year ended December 31, 2023 (Note 4). The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful lives
Machinery and equipment	3 - 5 years
Office furniture and fixtures and equipment	3 years
Leasehold improvements	Lease Term
Automobiles	3 years

Deferred Financing Costs

The Company capitalizes costs that are directly associated with in-process equity financing until such financings are consummated, at which time such costs are either recorded against the gross proceeds from the applicable financing or expensed if certain freestanding instruments are determined to be liability classified. If a financing is abandoned, deferred financing costs are expensed.

Debt Issuance Costs

Debt issuance costs incurred in connection with the Loan Facility (Note 10) are amortized to interest expense over the term of the financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

Financial Instruments – Derivatives

The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded components of a financial instrument potentially qualify as derivatives required to be separately accounted for in accordance with ASC Topic 815 - Derivatives and Hedging.

The derivative liability relates to a bifurcated settlement feature of the Company’s OrbiMed Credit Agreement (Note 10). The derivative liability is subject to re-measurement at each reporting period, at each balance sheet date and any change in fair value is recognized as a component of change in fair value of derivative liability in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the final repayment of the Term Loan.

Revenue

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

Each of the GTN estimate categories are discussed below:

Product Returns Allowances: The Customers are contractually permitted to return purchased Product in certain circumstances. The Company records discrete reserves if Product held by distributors, forecasted sales and expiration of Product warrant a reserve. As historical data for returns of the Product becomes available over time, the Company will utilize historical return rates of the Product in making its estimates. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales. Prior to FDA approval of YCANTH (VP-102) in July 2023, the Company expensed costs associated with manufacturing of YCANTH (VP-102) as a component of research and development expense that would have been included in cost of goods sold for the years ended December 31, 2024 and 2023 in the amount of $0.7 million and $0.2 million, respectively. Therefore, these costs are not included in cost of product revenue.

Advertising Expense

Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2024 and 2023, advertising expenses were approximately $4.3 million and $3.5 million, respectively.

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

Fair Value Measurement

ASC Topic 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

At December 31, 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and a derivative liability. The carrying amount of accounts payable, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

The following table presents the Company’s fair value information for liabilities measured at fair value on a recurring basis. The Company had no liabilities measured at fair value on a recurring basis for the year ended December 31, 2023.

	As of December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Derivative liability	$—	$—	$2,648

The following is a rollforward of the derivative liability:

Balance at December 31, 2023	$-
Change in fair value	2,648
Balance at December 31, 2024	$2,648

The Company estimated the fair value of the derivative liability using a lattice model with an interest rate lattice consistent with the Hull-White model. The derivative liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the lattice model for the derivative liability were as follows:

December 31, 2024
Expected term (years)	3.57
Credit spread	12.3%

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, Compensation –Stock Compensation. The Company uses the Black-Scholes option-pricing model to value its stock option awards. For stock-based awards granted to employees, non-employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option award and recognizes compensation expense on a straight-line basis over the vesting period of the award.

The use of the Black‑Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk‑free interest rates. The expected term of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company historically has been a private-company and lacked company-specific historical and implied volatility information. Therefore, prior to the year ended December 31, 2023, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to the volatility of the Company's stock. For the years ended December 31, 2024 and 2023 volatility is based solely on the Company's stock. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The fair value of restricted stock awards are based on the closing price of the Company’s common stock on the grant date.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in February 2023 and November 2024 (Note 7). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and warrants that the Company has issued to OrbiMed, Torii Pharmaceutical Co., Ltd. ("Torii") and holders of Series A and Series B warrants issued in the November 2024 underwritten public offering because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2024	2023
Shares issuable upon exercise of stock options	8,005,620	5,565,615
Non-vested shares under restricted stock grants	384,267	561,500
Shares issuable upon exercise of warrants pursuant to debt financing	518,551	518,551
Shares issuable upon exercise of warrants pursuant to Torii amendment	500,000	—
Shares issuable upon exercise of Series A and Series B warrants pursuant to 2024 equity offering	47,754,198	—
Total	57,162,636	6,645,666

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard became effective for the Company on January 1, 2024, and did not have any impact on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard as of December 31, 2024, with retrospective application. This change did not have a significant impact on the Company’s financial statements and disclosures. See Note 2, “Segments,” for further discussion.

Accounting Pronouncements Issued but Not Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that all public business entities must adopt the guidance in ASU 2024-03 for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.

Note 3 —Inventory

Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$1,082	$420
Work in process	664	487
Finished goods	717	115
Total inventory	$2,463	$1,022

Note 4—Property and Equipment

Property and equipment, net consists of (in thousands):

	As of December 31,
	2024	2023
Machinery and equipment	$1,164	$1,543
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	1,847	2,226
Accumulated depreciation	(1,258)	(1,174)
Total property and equipment, net	$589	$1,052

Depreciation expense for both the years ended December 31, 2024 and 2023 was $0.3 million and $0.5 million, respectively. The Company recognized a $0.1 million impairment loss on disposal of equipment during the year ended December 31, 2024.

The Company had recorded an asset classified as construction in process associated with the construction of a product assembly and packaging line that was expected to be placed into service for commercial manufacturing upon regulatory product approval. However, it was determined that the asset was impaired in 2023 due to the high cost required to upgrade the line as a result of changes in product assembly. As a result, the Company recognized a

$2.5 million loss on the disposal of the asset included on the statement of operations during the year ended December 31, 2023.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Gross to net reserves	$10,316	$5,357
Compensation and related costs	1,173	3,438
Clinical trials and drug development	892	2,767
Professional fees	618	1,423
Commercial-related costs	407	538
Other current liabilities	105	244
Machinery and equipment	—	93
Total accrued expenses and other current liabilities	$13,511	$13,860

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

In addition, on October 21, 2024, plaintiff Ivan S. Cohen filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. The complaint names the company as a nominal defendant and purports to bring claims on behalf of the company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. The complaint primarily seeks to recover for the company compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the derivative lawsuit.

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

In June 2024, the Company and Dormer Labs announced the settlement of litigation. As part of the settlement, Dormer Labs discontinued the sale of all cantharidin-containing products in the United States and also, provided the Company with Dormer’s customer list in exchange for $0.8 million, which was fully paid during the year ended December 31, 2024.

The Company is also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.

Supply Agreement and Purchase Order

On July 16, 2018, the Company entered into a supply agreement with a supplier of crude cantharidin material. All executed purchase orders for crude cantharidin in the ordinary course of business are expected to be covered under the terms of the supply agreement. The supply agreement had an initial five-year term, and now renews for successive annual periods absent termination by either party in accordance with the terms of the supply agreement. The company did not commit to any purchases for the year ended December 31, 2024 as the Company has sufficient supply.

Note 7—Stockholders’ (Deficit) Equity

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of December 31, 2024 and December 31, 2023. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

February 2023 Offering

In February 2023, the Company closed an underwritten offering of 750,000 shares of its common stock and pre-funded warrants to purchase 4,064,814 shares of common stock, of which 2,583,242 were exercised net during the year ended December 31, 2024. All other shares remain outstanding as of December 31, 2024. The shares of common stock were sold in the underwritten offering at a price of $6.75 per share and the pre-funded warrants were sold at a price of $6.7499 per pre-funded warrant, resulting in net proceeds of $30.3 million after deducting underwriting discounts and commissions, and offering expenses. The pre-funded warrants will not expire and are exercisable in cash or by means of a cashless exercise.

November 2024 Offering

In November 2024, the Company sold 45,518,243 shares of its common stock, and in lieu of common stock to certain investors, pre-funded warrants (“Pre-funded Warrants”) to purchase 2,235,955 shares of its common stock, with accompanying Series A warrants to purchase to purchase 23,877,099 shares of its common stock at an exercise price of $1.0680 per share of common stock and Series B warrants to purchase 23,877,099 shares of its common stock at an exercise price of $1.3350 per share of common stock (the “November 2024 Offering”). The offering price was $0.89 per share of common stock and accompanying Series A and Series B warrants, or $0.8899 per pre-funded warrant and accompanying Series A and Series B warrants. The Series A warrants expire in November 2025 and the Series B warrants expire in November 2029. The November 2024 Offering resulted in net proceeds of approximately $39.6 million after deducting underwriting discounts and commissions, and offering expenses of $2.9 million. Pre-funded warrants for 660,955 shares of common stock were exercised in December, 2024.

Warrants

The following table summarizes the Company’s outstanding warrants:

	As of December 31, 2024
	Number of warrants	Exercise Price	Expiration Date
Equity classified warrants
Pre-funded warrants issued pursuant to 2023 underwritten public offering	1,481,481	$0.0001	No expiration
Warrants issued in connection with OrbiMed debt facility	518,551	$3.4504	7/26/2033
Warrants issued in connection with Torii amendment	500,000	$9.5600	5/14/2034
Pre-funded warrants issued pursuant to 2024 underwritten public offering	1,575,000	$0.0001	No expiration
Series A warrants issued pursuant to 2024 underwritten public offering	23,877,099	$1.0680	11/21/2025
Series B warrants issued pursuant to 2024 underwritten public offering	23,877,099	$1.3350	11/20/2029

The OrbiMed warrants are eligible for a price adjustment if the Company consummates any share distribution at a price per common shares less than the exercise price. As a result of the November 2024 Offering, the OrbiMed warrant exercise price was adjusted down to $3.4504 per share.

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

The 2018 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2018 Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company initially reserved 3,738,199 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 2,198,198 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2024, 6,106,265 shares were available for grant under the 2018 Plan.

In November 2024, the Board adopted and approved the 2024 Inducement Plan which initially reserved 2,000,000 shares for issuance. The Plan allows for the granting of Awards, for certain individuals to enter into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules, (ii) incentives for Eligible Employees to exert maximum efforts for the success of the Company and any Affiliate and (iii) a means by which Eligible Employees may benefit from increases in value of the Common Stock. On December 4, 2024, the Board approved an amendment to the 2024 Inducement Plan to increase the number of shares of Common Stock reserved for issuance pursuant to Awards from 2,000,000 shares of common stock to 4,500,000 shares of Common Stock. As of December 31, 2024, 1,550,000 shares were available for grant under the Inducement Plan.

Stock Options

The Company’s employee and non-employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date. Stock options granted during the year ended December 31, 2024 have a maximum contractual term of 10 years.

The stock options are subject to time vesting requirements through 2028, are nontransferable, and have term expiration dates set to expire through 2034. Retention stock option grants were granted in October 2024 with a vesting period of 50% after the grant date and 50% one year after the grant date.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2024 and 2023 to estimate the fair value of employee and non-employee stock option awards:

For the Year Ended December 31,
	2024	2023
Risk-free rate of interest	3.54% - 4.65%	3.57% - 4.76%
Expected term (years)	5.3 - 6.3	5.3 - 6.3
Expected stock price volatility	92.87% - 95.94%	93.09% - 95.94%
Dividend yield	—	—

The following table summarizes the Company’s employee and non-employee stock option activity under the 2013 Plan, 2018 Plan and the 2024 Inducement Plan for the years ended December 31, 2024 and 2023:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2022	3,932,779	$8.99	7.3	$173,604
Granted	1,760,836	6.38
Exercised	(8,000)	0.90
Forfeited and expired	(120,000)	5.52
Outstanding as of December 31, 2023	5,565,615	$8.25	7.2	$4,143,150
Granted	5,174,300	2.04
Exercised	(42,500)	3.62		177,895
Forfeited and expired	(2,691,795)	6.21
Outstanding as of December 31, 2024	8,005,620	$4.95	7.3	$—
Options vested and exercisable as of December 31, 2024	3,052,546	$9.51	3.6	$—

The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and, as of December 31, 2024, the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the years ended December 31, 2024 and 2023 was $2.86 and $5.07, respectively. As of December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $7.5 million, which the Company expects to recognize over a weighted-average period of 2.6 years.

Restricted Stock Units

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units ("RSU"), respectively, to its executive officers of which 125,000 were forfeited. Half of the remaining RSUs vested upon receipt of regulatory approval of YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the “Approval Date”) and the other half vested on July 21, 2024 subject to the holders’ continuous service through such date.

In March 2023, the Company granted 698,000 RSUs, half of which vested upon the first commercial sale of YCANTH (VP-102) on August 24, 2023 and half of which vested on August 24, 2024.

Compensation expense related to RSUs of $1.6 million was recognized in the Company’s statements of operations for the year ended December 31, 2024 related to the fair market value at the date of grant recognized over the period expected to vest. As of December 31, 2024, the remaining unrecognized compensation expense related to the RSUs was $0.4 million, which the Company expects to recognize over a weighted average service period of 1.5 years now that vesting of these awards is probable.

The following table summarizes the activity related to the RSUs:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2022	425,000	$11.68
Granted	698,000	7.58
Forfeited	—	—
Vested	(561,500)	9.13
Nonvested as of December 31, 2023	561,500	$9.13
Granted	576,767	2.54
Forfeited	(192,500)	4.80
Vested	(561,500)	9.13
Nonvested as of December 31, 2024	384,267	$1.90

Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Selling, general and administrative	$5,219	$11,796
Research and development	1,945	2,580
Total stock-based compensation	$7,164	$14,376

Note 9—Leases

The Company leases office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. The initial term expires on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expenses.

The Company leased office space in Scotch Plains, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and was due to expire on April 30, 2025. In September 2024, the Company terminated the agreement effective November 30, 2024. No termination fees were incurred.

The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. During the year ended December 31, 2024, the Company recognized a right-of-use asset of $2.0 million and a lease liability of $2.0 million related to these finance leases. A total of 57 vehicle leases were terminated and the lessor has sold those vehicles at auction during the year ended December 31, 2024. The Company recognized an impairment of the right-of-use asset based on estimated fair value of the vehicles of $0.3 million and a loss on termination of leases of $19,000 for the year ended December 31, 2024. The Company reduced lease liability by $1.5 million and right-of-use assets by $1.6 million related to the terminated leases for the year ended December 31, 2024.

The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Finance lease cost:
Amortization right-of-use assets	$619	$20
Interest on lease liabilities	179	7
Operating lease:
Operating lease costs	$387	$282

Maturities of the Company’s operating leases, excluding short-term leases, as of December 31, 2024 are as follows (in thousands):

	Operating	Finance
2025	$360	$424
2026	366	361
2027	247	335
2028	—	142
Total lease payments	973	1,262
Less imputed interest	(75)	(142)
Lease liability	$898	$1,120

The weighted average remaining lease term and discount rates for the Company's leases as of December 31, 2024 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	2.67	3.46
Weighted average discount rate	6.25%	7.75%

Note 10–Debt

On July 26, 2023 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the “Initial Lender”), as a lender, and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”), and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the “Loan Facility”). The Company borrowed $50.0 million under the Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. The Company will not be able to borrow, and does not intend to borrow, any additional funds pursuant to the Credit Agreement.

Amounts borrowed under the Loan Facility will mature on July 26, 2028 (the “Maturity Date”). Based on the Company's net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, the Company became obligated to start making principal payments starting on January 1, 2025. The Company is obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the Maturity Date, together with the applicable repayment premium and the exit fee. The Company recorded a derivative liability related to the accelerated settlement of the Credit Agreement (See Note 2 - Financial Instruments - Derivatives and Fair Value Measurement).

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

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the financial statements for the year ended December 31, 2024. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement as amended.

On the Closing Date, the Company also issued the Initial Lender warrants to purchase up to 518,551 shares of the Company’s common stock, at an exercise price of $6.0264 per share, which have a term of 10 years from the issuance date. The proceeds from the debt transaction were allocated among the two instruments based on their relative fair values. The relative fair value of the warrants was determined to be $2.0 million and the fair value was determined to be $2.4 million based on the Black-Scholes valuation technique and the key assumptions used were as follows: (i) an expected term of 10 years, (ii) an expected volatility of 94.86%, (iii) a risk free rate of 3.86% and (iv) no estimated dividend yield. The exercise price of the warrants will be adjusted if the Company consummates any share distribution at a price per common share less than the exercise price. As a result of the November 2024 Offering, the warrant exercise price was adjusted down to $3.4504 per share.

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

On February 18, 2025, the Company entered into a waiver to the Credit Agreement pursuant to which the Lenders waived specified covenants under the Credit Agreement, including the requirements under Section 7.1(b) and Section 7.1(c) of the Credit Agreement that there be no “going concern” qualification with respect to the financial statements for the year ended December 31, 2024 and the quarter ending March 31, 2025.

The Company has incurred debt discount and issuance costs of $13.9 million, that are classified as a contra-liability on the balance sheet. The debt discount and issuance costs consist of $1.2 million and $5.9 million paid in cash during the years ended December 31, 2024 and 2023, respectively, the final payment fee of $3.8 million, the prepayment fee of $1.0 million classified as a short-term and long-term liability and the fair value of the warrants of $2.0 million, classified as equity on the balance sheet.

For the year ended December 31, 2024, the Company recognized interest expense related to the Credit Agreement of $9.2 million, of which $7.1 million was interest on the term loan and $2.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt as reflected on the balance sheet as of December 31, 2024 (in thousands):

	As of December 31, 2024
	Short-term	Long-term	Total
Gross proceeds	$13,953	$36,047	$50,000
Accrued final payment fee	1,047	2,703	3,750
Accrued repayment fee	721	326	1,047
Unamortized debt discount and issuance costs	(2,783)	(8,093)	(10,876)
Total debt, net	$12,938	$30,983	$43,921

The aggregate maturities of debt are as follows:

	Debt	Final payment fee	Repayment fee	Total
2025	$13,953	$1,047	$721	$15,721
2026	13,953	1,047	326	15,326
2027	13,953	1,047	-	15,000
2028	8,141	609	-	8,750
Total	$50,000	$3,750	$1,047	$54,797

Note 11–Income Taxes

There is no provision for income taxes as the Company has incurred operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Tax computed at statutory federal income tax rate	$(16,082)	$(14,069)
State taxes, net of federal benefit	(2,597)	(1,547)
Permanent items	183	1,063
R&D credits	(173)	(466)
Change in tax rate	(459)	482
Other	1,925	585
Change in valuation allowance	17,203	13,952
Income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryovers	$54,007	$37,167
Sec. 174 capitalization	4,665	5,150
Share-based compensation	4,135	4,690
Tax credits	3,254	3,081
Amortization	832	673
Embedded derivative	642	—
Lease liabilities	490	619
Accrued compensation	216	803
Fixed assets	10	—
Other	3,119	2,122
Total deferred tax assets	71,370	54,305
Less valuation allowance	(70,887)	(53,684)
Deferred tax asset, net of valuation allowance	483	621
Deferred tax liabilities:
Right-of-use assets	(483)	(601)
Fixed assets	—	(20)
Total deferred tax liabilities	(483)	(621)
Net deferred tax assets	$—	$—

The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $218.4 million and $204.0 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. As of December 31, 2024, the Company had federal and state research and development carryforwards of $3.2 million. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards may be limited. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2017 and subsequent federal and state tax years for the Company remain open for the assessment of income taxes.

Note 12—License and Collaboration Agreements

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized collaboration revenue of $1.0 and $0.5 million for the years ended December 31, 2024 and 2023, respectively, related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company and Torii will equally split the cost of a global Phase 3 clinical trial of YCANTH (VP-102) for the treatment of common warts (the “Program”), with Torii paying all of the costs when due and the Company repaying Torii half of the costs (the “Company Portion”). The results of the global Phase 3 clinical trials will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement that would otherwise be due to the Company under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Program costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest. No costs were incurred during the year ended December 31, 2024 and the Company anticipates the program can begin as early as mid-2025.

In conjunction with the First Amendment, the Company issued Torii a warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price per share of $9.56. The warrant has a term of ten years and is exercisable only with respect to the shares that have vested as of the date of exercise. The shares underlying the warrant will vest as follows: one-third on the date the first patient is dosed in the Program, one-third on the date that the database lock with respect to the Trial occurs, and one-third on the date the Company submits a new drug application to the FDA for YCANTH (VP-102) for the treatment of common warts.

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

Note 13—Related Parties

Our Chief Executive Officer, Jayson Rieger, and our Chief Operating Officer, David Zawitz, are former employees of and current consultants to PBM Capital Group, LLC, an entity controlled by Paul B. Manning, a significant investor of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees and consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. Pursuant to the policy, our company must also comply with applicable laws and regulations relating to insider trading when engaging in transactions in our securities. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

4.2

Warrant to Purchase Common Stock, dated as of May 14, 2024, by and between the Registrant and Torii Pharmaceuticals Co., Ltd. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 14, 2024.

4.3

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 21, 2024).

4.4

Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 21, 2024).

4.5

Form of Series B Warrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 21, 2024).

10.1+

2013 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.2+

Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.3+

2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.4+

Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice, and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on June 5, 2018)

10.5+

Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.6

Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of December 2, 2015, as amended on March 29, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

10.7#

Supply Agreement, by and between the Registrant and Funing County Development Brucea Javanica Professional Cooperatives, dated as of July 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 7, 2018)

10.8

Second Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of January 1, 2019 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 7, 2019).

10.9

Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 1, 2019).

10.10+

Employment Agreement, by and between the Registrant and P. Terence Kohler, dated as of July 16, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 11, 2021).

10.11

Third Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of October 1, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 6, 2019).

10.12+

Amended and Restated Employment Agreement, by and between the Registrant and Ted White, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

10.13+

Amended and Restated Employment Agreement, by and between the Registrant and Joe Bonaccorso, dated as of January 10, 2020 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

10.14

First Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of March 12, 2020 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2020).

10.15

Second Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 5, 2020).

10.16*

Exclusive License Agreement, by and between the Registrant and Lytix Biopharma AS, dated as of August 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2020).

10.17+

Employment Agreement by and between the Registrant and Gary Goldenberg, dated as of August 1, 2020 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.18+

Employment Agreement, by and between the Registrant and Christopher Hayes, dated as of February 27, 2020 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.19*

Collaboration and License Agreement, by and between the Company and Torii Pharmaceutical Co., Ltd., dated March 17, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2021).

10.20+

Second Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board as of February 27, 2024 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 29, 2024).

10.21

Open Market Sale AgreementSM between the Registrant and Jefferies LLC, dated November 7, 2022 (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268229), filed with the Securities and Exchange Commission on November 7, 2022).

10.22*++

Credit Agreement, dated as of July 26, 2023, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2023).

10.23*++

Pledge and Security Agreement, dated as of July 26, 2023, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2023).

10.24

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

10.26*

First Amendment to Credit Agreement, dated as of December 20, 2023, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP. (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 29, 2024).

10.27*

Second Amendment to Credit Agreement, dated as of January 31, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 29, 2024).

10.28*	Third Amendment to Credit Agreement, dated as of May 6, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 14, 2024).

10.29*

Fourth Amendment to Credit Agreement, dated as of June 26, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 14, 2024).

10.30*

First Amendment to Collaboration and License Agreement, dated as of May 14, 2024, by and between the Registrant and Torii Pharmaceuticals Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 14, 2024).

10.31*

Fifth Amendment to Credit Agreement, dated as of August 2, 2024, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 5, 2024).

10.32+

Release and Consulting Agreement, dated as of August 30, 2024, by and between the Registrant and Joseph Bonaccorso (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 5, 2024).

10.33+

Release Agreement, dated as of November 4, 2024, by and between the Registrant and Ted White (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.34+

Offer Letter, dated as of November 4, 2024, by and between the Registrant and Jayson Rieger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.35+

Professional Services Agreement, Dated November 4, 2024, by and between the Registrant and John J. Kirby (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.36+

Verrica Pharmaceuticals, Inc. 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.37+

Form of Restricted Stock Unit Award Grant Notice and Award Agreement under 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.38+

Form of Stock Option Grant Notice and Stock Option Agreement under 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.39+

Offer Letter, dated December 5, 2024, by and between the Registrant and David Zawitz (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on December 9, 2024).

10.40+

Amendment to 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on December 9, 2024).

19.1	Registrant’s Insider Trading Policy

23.1	Consent of KPMG LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Interim Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1^

Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

97

Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 29, 2024).

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

VERRICA PHARMACEUTICALS INC.

	By:	/s/ Jayson Rieger
March 11, 2025		Jayson Rieger President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jayson Rieger and John J. Kirby, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Verrica Pharmaceuticals Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jayson Rieger Jayson Rieger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025

/s/ John J. Kirby John J. Kirby	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)	March 11, 2025

/s/ Paul B. Manning Paul B. Manning	Chairman of the Board of Directors	March 11, 2025

/s/ Sean Stalfort Sean Stalfort	Director	March 11, 2025

/s/ Mark Prygocki Mark Prygocki	Director	March 11, 2025

/s/ Lawrence Eichenfield Lawrence Eichenfield	Director	March 11, 2025
/s/ Diem Nguyen
Diem Nguyen	Director	March 11, 2025