Form 10-Q
period 2025-03-31
Verrica Pharmaceuticals Inc.
filed 2025-05-13
CIK 1660334

28

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

(Former name, former address and former fiscal year, if changed since last report

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

As of [May 7, 2025], the registrant had [92,490,993 shares] of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$29,595	$46,329
Accounts receivable	5,607	48
Unbilled collaboration revenue	46	29
Inventory	2,459	2,463
Prepaid expenses and other current assets	1,767	2,310
Total current assets	39,474	51,179
Property and equipment, net	537	589
Operating lease right-of-use asset	764	836
Finance lease right-of-use asset	1,027	1,154
Other non-current assets	376	376
Total assets	$42,178	$54,134
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,443	$1,896
Accrued expenses and other current liabilities	14,484	13,511
Current portion of long-term debt	12,821	12,938
Operating lease liability	321	315
Finance lease liability	327	352
Total current liabilities	29,396	29,012
Operating lease liability	500	583
Finance lease liability	655	768
Derivative liability	2,394	2,648
Long term debt	27,809	30,983
Total liabilities	60,754	63,994
Commitments and Contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 91,895,137 shares issued and 91,789,993 shares outstanding as of March 31, 2025 and 91,885,137 shares issued and 91,779,993 shares outstanding as of December 31, 2024	9	9
Treasury stock, at cost, 105,144 shares as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	298,184	297,158
Accumulated deficit	(316,769)	(307,027)
Total stockholders’ deficit	(18,576)	(9,860)
Total liabilities and stockholders’ deficit	$42,178	$54,134

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenue:
Product revenue, net	$3,422	$3,232
Collaboration revenue	17	594
Total revenue	3,439	3,826
Operating expenses:
Cost of product revenue	423	546
Cost of collaboration revenue	14	592
Selling, general and administrative	8,848	16,339
Research and development	2,284	4,948
Total operating expenses	11,569	22,425
Loss from operations	(8,130)	(18,599)
Other (expense) income:
Interest income	337	598
Interest expense	(2,203)	(2,319)
Change in fair value of derivative liability	254	—
Other expense	—	(11)
Total other expense, net	(1,612)	(1,732)
Net loss	$(9,742)	$(20,331)

Net loss per share, basic and diluted	$(0.10)	$(0.44)
Weighted-average common shares outstanding, basic and diluted	94,837,343	46,483,669

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

(Unaudited)

							Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	(Deficit) Equity

January 1, 2025	91,885,137	$9	$297,158	$—	$(307,027)	105,144	$(9,860)
Stock-based compensation	—	—	1,026	—	—	—	1,026
Vesting of restricted stock units	10,000	—	—	—	—	—	—
Net loss	—	—	—	—	(9,742)	—	(9,742)
March 31, 2025	91,895,137	$9	$298,184	$—	$(316,769)	105,144	$(18,576)

January 1, 2024	42,518,697	$4	$250,207	$—	$(230,448)	105,144	$19,763
Stock-based compensation	—	—	2,072	—	—	—	2,072
Exercise of stock options	6,500	—	8	(4)	—	—	4
Net loss	—	—	—	—	(20,331)	—	(20,331)
March 31, 2024	42,525,197	$4	$252,287	$(4)	$(250,779)	105,144	$1,508

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(9,742)	$(20,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,026	2,072
Depreciation expense	52	126
Non cash interest expense	668	483
Amortization of operating lease right-of-use asset	72	76
Amortization of finance lease right-of-use asset	84	138
Loss on termination of financing lease	3	—
Change in fair value of derivative liability	(254)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	546	(1,275)
Collaboration revenue receivable, billed and unbilled	(17)	(424)
Accounts payable	(453)	52
Accounts receivable	(5,559)	(2,753)
Accrued expenses and other current liabilities	973	1,968
Operating lease liability	(76)	(79)
Net cash used in operating activities	(12,677)	(19,947)
Cash flows from financing activities
Proceeds from exercise of stock options	—	4
Payment of debt amendment fees	—	(509)
Repayment of debt	(3,959)	—
Repayment of finance lease	(98)	(156)
Net cash used in financing activities	(4,057)	(661)
Net decrease in cash and cash equivalents	(16,734)	(20,608)
Cash and cash equivalents at the beginning of the period	46,329	69,547
Cash and cash equivalents at the end of the period	$29,595	$48,939

Supplemental disclosures
Cash paid for interest	$1,535	$1,836
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at period end	$—	$11
Finance lease liability extinguished as a result of lease termination	$50	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$1,193

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

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of March 31, 2025, the Company has an accumulated deficit of $316.8 million and had cash outflows from operations of $12.7 million for the three months ended March 31, 2025. Based on the Company’s current business plan and current capital resources, consisting of cash and cash equivalents of $29.6 million as of March 31, 2025, combined with the uncertainty regarding the availability of additional funding and considering its debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these financial statements are issued. The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern.

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

On July 26, 2023, the Company entered into a Credit Agreement, pursuant to which the Company borrowed $50.0 million under the Loan Facility (as defined in Note 10) resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility will mature on July 26, 2028, and payments of principal were originally not required under the Credit Agreement. Based on the Company's net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement (as amended) as of December 31, 2024, the Company became obligated to start making principal payments starting in January 2025. The Company is obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium, the exit fee and interest.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the financial statements for the year ended December 31, 2024 and the quarter ended March 31, 2025. If the qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, the Company may be in default of the Credit Agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement, as amended.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board ("FASB").

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with US GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024, filed as part of the Company's Annual Report.

These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. However, the results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

The table below summarizes the significant revenue and expense categories regularly reviewed by the CEO for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	2025	2024
Revenue	$3,439	$3,826
Less:
Selling, general and administrative:
Commercial (including payroll)	4,282	9,178
General and administrative (including payroll)	3,781	5,539
Stock based compensation	785	1,622
Total selling, general and administrative	8,848	16,339
Research and development:
YCANTH (VP-102)	371	579
VP-315	161	2,390
Common warts	27	—
Stock based compensation	241	450
Other unallocated expenses	1,484	1,529
Total research and development	2,284	4,948
Cost of revenue	437	1,138
Other segment items (a)	1,612	1,732
Net loss	$(9,742)	$(20,331)

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

Cash and cash equivalents as of March 31, 2025 includes a cash deposit of $0.2 million with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk

As of March 31, 2025, the Company’s financial instruments included cash equivalents, accounts payable, and notes payable. The carrying amount of cash equivalents and accounts payable approximated fair value, given their short-term nature. The carrying value of the Company's long term note payable (Note 10) approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

Accounts receivable trade subjects the Company to concentrations of credit risk as all of the Company's revenue is from sales of a single product, YCANTH (VP-102), sold to several pharmaceutical wholesale/distributors.

Accounts Receivable

The Company had $5.6 million in accounts receivable as of March 31, 2025. As of March 31, 2025, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are generally 60 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company has recognized obsolete inventory costs as cost of goods sold in the amount of $47,000 and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, due to the expiration of Product (as defined below).

On July 21, 2023, the Company received FDA approval for YCANTH (VP-102) for the treatment of molluscum contagiosum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement (Note 6), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 14.0 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, the Company purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) reflects a lower average per unit cost of materials for the period ended March 31, 2025 as previously expensed inventory is utilized for commercial production and sold to customers. On a pro forma basis, if the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company’s cost of product revenue for the three months ended March 31, 2025 and 2024 would have been $0.7 million, including $0.3 million of obsolete inventory costs in both periods. As of March 31, 2025, the amount remaining related to previously expensed inventory would have an immaterial impact in future periods and will no longer be reported as a component of cost of product revenue.

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

Revenue

The Company recognizes revenue from sales of a single product, YCANTH (VP-102) (the “Product”) in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. The Company sells the Product to several pharmaceutical wholesalers/distributors (the "Customers") who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.

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

Each of the GTN estimate categories are discussed below:

Product Returns Allowances: The Customers are contractually permitted to return purchased Product in certain circumstances. The Company records discrete reserves if Product held by customers, forecasted sales and expiration of Product warrant a reserve. As historical data for returns of the Product becomes available over time, the Company will utilize historical return rates of the Product in making its estimates. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.

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

Collaboration Revenues

The Company has generated collaboration revenue through its licensing and collaboration arrangements. The terms of the arrangements typically include payments to the Company of one or more of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments; payments for manufacturing supply services; materials shipped to support development; and royalties on net sales of licensed products.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales. Prior to FDA approval of YCANTH (VP-102) in July 2023, the Company expensed costs associated with manufacturing of YCANTH (VP-102) as a component of research and development expense that would have been included in cost of product revenue for the three months ended March 31, 2025 and 2024 in the amount of $0.3 million and $0.1 million, respectively. Therefore, these costs are not included in cost of product revenue.

Advertising Expense

Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the three months ended March 31, 2025 and 2024, advertising expense was approximately $0.3 million and $1.5 million, respectively.

Fair Value Measurement

ASC Topic 820, Fair Value Measurement, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

At March 31, 2025, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and a derivative liability. The carrying amount of accounts payable, accounts receivable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

The following table presents the Company’s fair value information for liabilities measured at fair value on a recurring basis. The Company had no liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024.

	As of March 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Derivative liability	$—	$—	$2,394

The following is a rollforward of the derivative liability:

Balance at December 31, 2024	$2,648
Change in fair value	(254)
Balance at March 31, 2025	$2,394

The Company estimated the fair value of the derivative liability using a lattice model with an interest rate lattice consistent with the Hull-White model. The derivative liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the lattice model for the derivative liability were as follows:

March 31, 2025
Expected term (years)	3.32
Credit spread	12.9%

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

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	March 31,
	2025	2024
Shares issuable upon exercise of stock options	11,812,537	6,613,615
Non-vested shares under restricted stock grants	334,267	834,000
Shares issuable upon exercise of warrants pursuant to debt financing	518,551	518,551
Shares issuable upon exercise of warrants pursuant to Torii amendment	500,000	—
Shares issuable upon exercise of Series A and B warrants pursuant to 2024 equity financing	47,754,198	—
Total	60,919,553	7,966,166

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements as well. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statements and disclosures.

Note 3 —Inventory

Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$1,046	$1,082
Work in process	179	664
Finished goods	1,234	717
Total inventory	$2,459	$2,463

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	March 31,	December 31,
	2025	2024
Machinery and equipment	$1,164	$1,164
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	1,847	1,847
Accumulated depreciation	(1,310)	(1,258)
Total property and equipment, net	$537	$589

Depreciation expense for each of the three months ended March 31, 2025 and 2024 was $0.1 million.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Gross to net reserves	$11,031	$10,316
Compensation and related costs	1,612	1,173
Commercial-related costs	743	407
Professional fees	477	618
Clinical trials and drug development	455	892
Other current liabilities	166	105
Total accrued expenses and other current liabilities	$14,484	$13,511

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

Note 7—Stockholders’ Deficit

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of March 31, 2025 and December 31, 2024. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

November 2024 Offering

In November 2024, the Company sold 45,518,243 shares of its common stock, and in lieu of common stock to certain investors, pre-funded warrants to purchase 2,235,955 shares of its common stock, with accompanying Series A warrants to purchase to purchase 23,877,099 shares of its common stock at an exercise price of $1.0680 per share of common stock and Series B warrants to purchase 23,877,099 shares of its common stock at an exercise price of $1.3350 per share of common stock (the “November 2024 Offering”). The offering price was $0.89 per share of common stock and accompanying Series A and Series B warrants, or $0.8899 per pre-funded warrant and accompanying Series A and Series B warrants. The Series A warrants expire in November 2025 and the Series B warrants expire in November 2029. The November 2024 Offering resulted in net proceeds of approximately $39.6 million after deducting underwriting discounts and commissions, and offering expenses of $2.9 million. Pre-funded warrants for 660,955 shares of common stock were exercised in December 2024.

Warrants

The following table summarizes the Company’s outstanding warrants, all of which are exercisable for shares of common stock:

	March 31, 2025
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

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both options and restricted stock units, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$785	$1,622
Research and development	241	450
Total stock-based compensation	$1,026	$2,072

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2024	8,005,620	$4.95	7.3
Granted	5,373,102	0.63
Forfeited	(252,498)	4.65
Expired	(1,313,687)	10.16
Outstanding as of March 31, 2025	11,812,537	$2.41	8.9	$—
Options vested and exercisable as of March 31, 2025	1,954,352	$8.73	4.9	$—

The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and, as of March 31, 2025, the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during three months ended March 31, 2025 was $0.43. As of March 31, 2025, the total unrecognized compensation related to unvested stock option awards granted was $7.4 million, which the Company expects to recognize over a weighted-average period of 2.51 years.

Restricted Stock Units

In November 2019 and August 2020, the Company granted 300,000 and 250,000 restricted stock units ("RSU"), respectively, to its executive officers, of which 125,000 were forfeited. Half of the remaining RSUs vested upon receipt of regulatory approval of YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the “Approval Date”) and the other half vested on July 21, 2024.

In March 2023, the Company granted 698,000 RSUs, half of which vested upon the first commercial sale of YCANTH (VP-102) on August 24, 2023 and half of which vested on August 24, 2024.

In March 2024, the Company granted 272,500 RSUs to executive officers. These restricted stock units vest 25% annually over four years.

Compensation expense related to RSUs is recognized in the Company’s statements of operations based on the fair market value at the date of grant over the period expected to vest. As of March 31, 2025, the remaining unrecognized compensation expense related to the RSUs was $0.2 million, which the Company expects to recognize over a weighted average service period of 1.46 years.

The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2025:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2024	384,267	$2.24
Forfeited	(40,000)	4.80
Vested	(10,000)	4.80
Nonvested as of March 31, 2025	334,267	$1.86

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

The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. During the three months ended March 31, 2024, the Company recognized a right-of-use asset of $1.2 million and a right-of use liability of $1.2 million related to these finance leases. A total of 57 vehicle leases were terminated and the lessor has sold those vehicles at auction during the year ended December 31, 2024. The Company recognized an impairment of the right-of-use asset based on estimated fair value of the vehicles of $0.3 million and a loss on termination of leases of $19,000 for the year ended December 31, 2024. The Company reduced the lease liability by $1.5 million and right-of-use assets by $1.6 million related to the terminated leases for the year ended December 31, 2024.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Finance lease cost:
Amortization right-of-use assets	$84	$139
Interest on lease liabilities	20	44
Operating lease:
Operating lease costs	$85	$94

Maturities of the Company’s operating leases, excluding short-term leases, as of March 31, 2025 are as follows (in thousands):

	Operating	Finance
2025 (remaining 9 months)	$271	$301
2026	366	344
2027	246	320
2028	-	133
Total lease payments	883	1,098
Less imputed interest	(62)	(116)
Lease liability	$821	$982

The weighted average remaining lease term and discount rates for the Company's leases as of March 31, 2025 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	2.67	3.45
Weighted average discount rate	6.25%	7.76%

Note 10—Debt

On July 26, 2023 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the “Initial Lender”), as a lender, and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the “Lenders”), and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the “Loan Facility”). The Company borrowed $50.0 million under the Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. The Company will not be able to borrow any additional funds under the Credit Agreement.

Amounts borrowed under the Loan Facility will mature on July 26, 2028 (the “Maturity Date”). Based on the Company's net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, the Company became obligated to start making principal payments starting on January 1, 2025. The Company is obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the Maturity Date, together with the applicable repayment premium and the exit fee. The Company recorded a derivative liability related to the accelerated settlement of the Credit Agreement (See Note 2- Financial Instruments - Derivatives and Fair Value Measurement).

During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due at a rate per annum equal to the higher of (x) the Secured Overnight Financing Rate (“SOFR”) rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid or will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the financial statements for the three months ended March 31, 2025. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement, as amended.

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

On each of December 20, 2023 and January 31, 2024, the Company entered into an amendment to the Credit Agreement in order to extend a deadline for a specified regulatory milestone. For the second amendment on January 31, 2024, the Company paid an up front amendment fee of $250,000 and agreed to make an additional payment of $250,000 if a specified regulatory milestone is not achieved by a specified date.

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

On February 18, 2025, the Company entered into a waiver to the Credit Agreement pursuant to which the Lenders waived specified covenants under the Credit Agreement, including the requirements under Section 7.1(b) and Section 7.1(c) of the Credit Agreement that there be no “going concern” qualification with respect to the financial statements for the year ended December 31, 2024 and the quarter ended March 31, 2025.

For the three months ended March 31, 2025, the Company recognized interest expense related to the Credit Agreement of $2.2 million, of which $1.5 million was interest on the term loan and $0.7 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt reflected on the balance sheet as of March 31, 2025 (in thousands):

	As of March 31, 2025
	Short-term	Long-term	Total
Gross proceeds	$13,953	$32,559	$46,512
Accrued final payment fee	1,047	2,441	3,488
Accrued repayment fee	651	186	837
Unamortized debt discount and issuance costs	(2,830)	(7,377)	(10,207)
Total debt, net	$12,821	$27,809	$40,630

The aggregate maturities of debt are as follows:

	Debt	Final payment fee	Repayment fee	Total
2025 (9 months remaining)	$10,465	$785	$512	$11,762
2026	13,953	1,047	325	15,325
2027	13,953	1,047	-	15,000
2028	8,141	609	-	8,750
Total	$46,512	$3,488	$837	$50,837

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized collaboration revenue of $0.1 million and $0.6 million for the three months ended March 31, 2025 and 2024 respectively related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company and Torii will equally split the cost of a global Phase 3 program of YCANTH (VP-102) for the treatment of common warts (the “Program”), with Torii paying all of the costs when due and the Company repaying Torii half of the costs (the “Company Portion”). The results of the Program will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement that would otherwise be due to the Company under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Program costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest. No costs were incurred during the three months ended March 31, 2025 and the Company anticipates the Program may begin as early as mid-2025.

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

Note 12 – Related Parties

Our Chief Executive Officer, Jayson Rieger, and our Chief Operating Officer, David Zawitz, are former employees of, and current consultants to, PBM Capital Group, LLC, an entity controlled by Paul B. Manning, a significant investor of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025. Our financial statements have been prepared in accordance with U.S. GAAP.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. In evaluating our business, you should carefully consider the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025, in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC.

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

Commercial Product

We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization consisting of 35 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians.

Additional Pipeline Products

YCANTH (VP-102) - Treatment of Common Warts

We also plan to advance YCANTH (VP-102) for common warts through a separate regulatory approval process and conduct a global phase three program with our partner, Torii. We anticipate the program may begin as early as mid-2025.

In the future, we also intend to pursue commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as YCANTH (VP-102) for common warts if approved, in additional geographic regions, either alone or together with a strategic partner.

VP-315 - Treatment of Basal Cell Carcinoma

We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. We held an end-of-Phase 2 meeting with the FDA in the first quarter and expect to report additional data in mid-2025, which we believe will help inform next steps for the advancement of the program into Phase 3 clinical trials.

Liquidity Overview

Since our inception in 2013, our operations have focused on developing YCANTH (VP-102), organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.

On July 26, 2023, we entered into a Credit Agreement, pursuant to which we borrowed $50.0 million under the Loan Facility (as defined in Note 10), resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility will mature on July 26, 2028. Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting on January 1, 2025. We are obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and that our quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the annual financial statements for the year ended December 31, 2024 and quarterly financial statements for the quarter ended March 31, 2025. If the qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, we may be in default of the debt agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of March 31, 2025, we were in compliance with all covenants under the Credit Agreement as amended.

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

As of March 31, 2025, we had cash and cash equivalents of $29.6 million. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of March 31, 2025, we had an accumulated deficit of $316.8 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.

We plan to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out our planned commercial and development activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate continued and future commercialization efforts and/or research and development programs.

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

A summary of our significant accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. However, we believe that the additional accounting policies disclosed in Note 2 to our financial statements are important to understanding and evaluating our reported financial results.

Components of Results of Operations

Product Revenue, Net

We recognize revenue from sales of YCANTH (VP-102), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment for the treatment of patients by a healthcare provider in the United States in the year ended December 31, 2023. We sell the Product to several pharmaceutical wholesalers and distributors, or the Customers, who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.

Gross product sales are reduced by corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported “Product revenue, net” in the accompanying statements of operations. Product revenue, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that we estimate for the various GTN categories as well as adjustments for any potential future product returns from customers. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations, or GPOs, administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.

Collaboration Revenue

Collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102).

Operating Expenses

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement, we purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient, or API. The raw cantharidin and processed API is sufficient to produce approximately 14 million finished drug product applicators to be used for commercially saleable product and other YCANTH (VP-102) product candidates. In addition, we purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) will initially reflect a lower average per unit cost of materials over approximately the next year as previously expensed inventory is utilized for commercial production and sold to customers. If we included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for each of the three months ended March 31, 2025 and 2024 would have been $0.7 million, including $0.3 million of obsolete inventory costs in both periods. As of

March 31, 2025, the amount remaining related to previously expensed inventory would have an immaterial impact in future periods and will no longer be reported as a component of cost of product revenue.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change
Total revenue
Product revenue, net	$3,422	$3,232	$190
Collaboration revenue	17	594	(577)
Total revenue	3,439	3,826	(387)
Operating expenses:
Cost of product revenue	423	546	(123)
Cost of collaboration revenue	14	592	(578)
Selling, general and administrative	8,848	16,339	(7,491)
Research and development	2,284	4,948	(2,664)
Total operating expenses	11,569	22,425	(10,856)
Loss from operations	(8,130)	(18,599)	10,469
Other income (expense):
Interest income	337	598	(261)
Interest expense	(2,203)	(2,319)	116
Change in fair value of derivative liability	254	—	254
Other expense	—	(11)	11
Total other expense, net	(1,612)	(1,732)	120
Net loss	$(9,742)	$(20,331)	$10,589

Product Revenue, Net

Product revenue, net was $3.4 million for the three months ended March 31, 2025, compared to $3.2 million for the three months ended March 31, 2024. Product revenue, net, related to the delivery of YCANTH (VP-102) to our distribution partners.

Collaboration Revenue

Collaboration revenue was $17,000 for the three months ended March 31, 2025, compared to $0.6 million for the three months ended March 31, 2024. Collaboration revenue for each of the three months ended March 31, 2025 and 2024 consisted of supplies and development activity with Torii.

Cost of Product Revenue

Cost of product revenue for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.5 million, respectively, consisting of product costs related to the sale of YCANTH (VP-102) and obsolete inventory write-off of $47,000 and $0.3 million, respectively.

Cost of Collaboration Revenue

Cost of collaboration revenue was $14,000 for the three months ended March 31, 2025, compared to $0.6 million for the three months ended March 31, 2024. The decrease of $0.6 million was primarily due to decreased manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.8 million for the three months ended March 31, 2025, compared to $16.3 million for the three months ended March 31, 2024. The decrease of $7.5 million was primarily due to lower expenses related to commercial activities for YCANTH (VP-102), including decreases in compensation, stock compensation, recruiting fees, benefits and travel due to reduced sales force of $4.4 million, decreased marketing and sponsorship costs of $2.1 million and other commercial activity of $0.4 million, and decreased legal costs of $0.7 million.

Research and Development Expenses

Research and development expenses were $2.3 million for the three months ended March 31, 2025, compared to $4.9 million for the three months ended March 31, 2024. The decrease of $2.6 million was primarily related to decreased clinical trial costs for VP-315 of $2.1 million and decreased regulatory and medical affairs costs of $0.4 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended March 31, 2025 and 2024. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change
YCANTH (VP-102)	$371	$579	$(208)
VP-315	161	2,390	(2,229)
Common warts	27	—	27
Stock based compensation	241	450	(209)
Other unallocated expenses	1,484	1,529	(45)
Research and development expense	$2,284	$4,948	$(2,664)

Interest Income

Interest income was $0.3 million for the three months ended March 31, 2025 compared to $0.6 million for the three months ended March 31, 2024. The decrease of $0.3 million was primarily due to a lower cash balance.

Interest Expense

Interest expense was $2.2 million for the three months ended March 31, 2025 compared to $2.3 million for the three months ended March 31, 2024 and consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements for each period. The decrease of $0.1 million was related to a lower outstanding principal balance under our Credit Agreement with OrbiMed.

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

As of March 31, 2025, we had cash and cash equivalents of $29.6 million.

On July 21, 2023, the FDA approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. Our first commercial sale of YCANTH (VP-102) occurred in August 2023.

On July 26, 2023, we entered into the Credit Agreement under which we borrowed $50.0 million, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility will mature on July 26, 2028. Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting in January 2025. We are obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee.

In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and also requires that our quarterly and annual financial statements not be subject to any qualification or statement which is of a “going concern” or similar nature. The qualification of a "going concern" was waived for the annual financial statements for the year ended December 31, 2024 and quarterly financial statements for the quarter ended March 31, 2025. If the qualification of a "going concern" is not waived for additional future periods or if we don’t raise additional financing, we may be in default of our debt in the near-term.

During the term of the Credit Agreement, interest payable in cash by us will accrue on any outstanding balance due under the Credit Agreement at a rate per annum equal to the higher of (x) the SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Credit Agreement will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. We will pay certain fees with respect to the Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Credit Agreement, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(12,677)	$(19,947)
Net cash used in financing activities	(4,057)	(661)
Net decrease in cash and cash equivalents	$(16,734)	$(20,608)

Operating Activities

During the three months ended March 31, 2025, operating activities used $12.7 million of cash, primarily resulting from a net loss of $9.7 million partially offset by non-cash stock-based compensation of $1.0 million and noncash interest of $0.7 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $5.6 million partially offset by an increase in accrued expenses of $1.0 million and a decrease in prepaid expenses and other assets of $0.6 million.

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

Investing Activities

During the three months ended March 31, 2025 and 2024, no cash was used in or provided by investing activities.

Financing Activities

During the three months ended March 31, 2025, net cash used by financing activities of $4.1 million was primarily due to the repayment of debt related to the Credit Agreement.

During the three months ended March 31, 2024, net cash used by financing activities of $0.7 million was primarily due to $0.5 million of debt amendment costs paid related to the Credit Agreement.

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

We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of March 31, 2025, we had an accumulated deficit of $316.8 million. We believe our cash, and cash equivalents of $29.6 million as of March 31, 2025 will be sufficient to support our planned operations into the third quarter of 2025. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. While beyond our control, the milestone payment of $8.0 million due from Torii upon the first patient dosed in Japan in the Phase 3 program, and/or the exercise of the Series A Warrants issued in conjunction with the November 2024 Equity Financing, which have an exercise price of $1.0680 per share and expire in November 2025 may result in additional liquidity during 2025 and alleviate the substantial doubt regarding our ability to continue as a going concern. We cannot predict with certainty that these funds will be received and alleviate the substantial doubt. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements, and timing, will depend on many factors, including:

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

Contractual Obligations and Commitments

As of March 31, 2025, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

10.1 (3)	Release Agreement, dated April 24, 2025, by and between the Company and Christopher G. Hayes

10.2	Waiver, dated February 18, 2025, by and between the Company and Orbimed Royalty & Credit Opportunities IV, LP.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Interim Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*

Certifications of Chief Executive Officer and President (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(3) Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on April 25, 2025.

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

VERRICA PHARMACEUTICALS INC.

May 13, 2025	By:	/s/ Jayson Rieger
Jayson Rieger
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Interim Chief Financial Officer
(Interim Principal Financial Officer)