Form 10-Q
period 2025-06-30
Verrica Pharmaceuticals Inc.
filed 2025-08-12
CIK 1660334

28

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 9,445,768 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VERRICA PHARMACEUTICALS INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$15,396	$46,329
Accounts receivable	9,193	48
License and collaboration receivable, billed and unbilled	8,178	29
Inventory	2,522	2,463
Prepaid expenses and other current assets	1,492	2,310
Total current assets	36,781	51,179
Property and equipment, net	315	589
Operating lease right-of-use asset	690	836
Finance lease right-of-use asset	945	1,154
Other non-current assets	376	376
Total assets	$39,107	$54,134
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,321	$1,896
Accrued expenses and other current liabilities	13,101	13,511
Deferred revenue	481	-
Current portion of long-term debt	12,673	12,938
Operating lease liability	328	315
Finance lease liability	318	352
Total current liabilities	29,222	29,012
Operating lease liability	416	583
Finance lease liability	579	768
Derivative liability	1,796	2,648
Long term debt	24,578	30,983
Total liabilities	56,591	63,994
Commitments and Contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 9,265,034 shares issued and 9,254,520 shares outstanding as of June 30, 2025 and 9,188,513 shares issued and 9,177,999 shares outstanding as of December 31, 2024	1	1
Treasury stock, at cost, 10,514 shares as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	299,080	297,166
Accumulated deficit	(316,565)	(307,027)
Total stockholders’ deficit	(17,484)	(9,860)
Total liabilities and stockholders’ deficit	$39,107	$54,134

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue:
Product revenue, net	$4,534	$4,892	$7,956	$8,124
License and collaboration revenue	8,168	285	8,185	879
Total revenue	12,702	5,177	16,141	9,003
Operating expenses:
Cost of product revenue	340	360	763	906
Cost of collaboration revenue	154	182	168	774
Selling, general and administrative	8,852	16,522	17,700	32,861
Research and development	1,846	3,319	4,130	8,267
Total operating expenses	11,192	20,383	22,761	42,808
Income (loss) from operations	1,510	(15,206)	(6,620)	(33,805)
Other income (expense):
Interest income	228	393	565	991
Interest expense	(2,131)	(2,368)	(4,334)	(4,687)
Change in fair value of derivative liability	598	—	852	—
Other expense	(1)	(5)	(1)	(16)
Total other expense, net	(1,306)	(1,980)	(2,918)	(3,712)
Net income (loss)	$204	$(17,186)	$(9,538)	$(37,517)

Net income (loss) per share, basic	$0.02	$(3.70)	$(1.01)	$(8.07)
Weighted-average common shares outstanding, basic	9,488,055	4,650,227	9,485,907	4,649,297

Net income (loss) per share, diluted	$0.02	$(3.70)	$(1.01)	$(8.07)
Weighted-average common shares outstanding, diluted	9,490,600	4,650,227	9,485,907	4,649,297

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

(Unaudited)

							Total
	Common Stock		Additional	Subscription	Accumulated	Treasury Stock	Stockholders’
	Shares Issued	Amount	Paid-in Capital	Receivable	Deficit	Shares	(Deficit) Equity

January 1, 2025	9,188,508	$1	$297,166	$—	$(307,027)	10,514	$(9,860)
Stock-based compensation	—	—	1,026	—	—	—	1,026
Vesting of restricted stock units	1,000	—	—	—	—	—	—
Net loss	—	—	—	—	(9,742)	—	(9,742)
March 31, 2025	9,189,508	$1	$298,192	$—	$(316,769)	10,514	$(18,576)
Stock-based compensation	—	—	888	—	—	—	888
Exercise of pre-funded warrants	70,100	—		—	—	—	—
Vesting of restricted stock units	5,426	—		—	—	—	—
Net income	—	—	—	—	204	—	204
June 30, 2025	9,265,034	$1	$299,080	$—	$(316,565)	10,514	$(17,484)

January 1, 2024	4,251,869	$—	$250,211	$—	$(230,448)	10,514	$19,763
Stock-based compensation	—	—	2,072	—	—	—	2,072
Exercise of stock options	650	—	8	(4)	—	—	4
Net loss	—	—	—	—	(20,331)	—	(20,331)
March 31, 2024	4,252,519	$—	$252,291	$(4)	$(250,779)	10,514	$1,508
Stock-based compensation	—	—	2,228	—	—	—	2,228
Exercise of stock options	3,600	—	146	4	—	—	150
Net loss	—	—	—	—	(17,186)	—	(17,186)
June 30, 2024	4,256,119	$-	$254,665	$—	$(267,965)	10,514	$(13,300)

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(9,538)	$(37,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,914	4,300
Depreciation expense	96	227
Non-cash interest expense	1,359	999
Loss on disposal of fixed assets	178	141
Loss on termination of financing lease	4	—
Amortization of operating lease right-of-use asset	146	153
Amortization of finance lease right-of-use asset	165	294
Change in fair value of derivative liability	(852)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	818	(1,612)
License and collaboration receivable, billed and unbilled	(8,149)	(15)
Inventory	(59)	—
Accounts payable	425	(1,330)
Deferred revenue	481	—
Accounts receivable	(9,145)	(5,777)
Accrued expenses and other current liabilities	(410)	3,990
Operating lease liability	(154)	(158)
Net cash used in operating activities	(22,721)	(36,305)
Cash flows from investing activities
Purchases of property and equipment	—	(11)
Net cash used in investing activities	—	(11)
Cash flows from financing activities
Proceeds from exercise of stock options	—	154
Payment of debt amendment fees	—	(1,122)
Repayment of debt	(8,029)	—
Repayment of finance lease	(183)	(333)
Net cash used in financing activities	(8,212)	(1,301)
Net decrease in cash and cash equivalents	(30,933)	(37,617)
Cash and cash equivalents at the beginning of the period	46,329	69,547
Cash and cash equivalents at the end of the period	$15,396	$31,930

Supplemental disclosures
Cash paid for interest	$2,975	$3,688
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable or accrued expenses and other current liabilities at period end	$—	$14
Finance lease liability extinguished as a result of lease termination	$50	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$1,413

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.

Notes to Financial Statements

(Unaudited)

Note 1—Organization and Description of Business Operations

Verrica Pharmaceuticals Inc. (the "Company") was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a dermatology therapeutics company developing and selling medications for skin diseases requiring medical intervention. On July 21, 2023, the U.S. Food and Drug Administration ("FDA") approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older.

Reverse Stock Split

At the close of trading on July 24, 2025, the Company effected a reverse stock split at a ratio of 1-for-10 shares of its common stock. As a result, every ten shares of the Company’s issued and outstanding common stock were automatically combined into one share. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage ownership interest in the Company. This split reduced the number of issued shares of common stock from 92,650,404 shares to 9,265,034 shares of common stock. The number of shares of the Company's common stock outstanding was reduced from 92,545,260 to 9,254,520.

No fractional shares were issued as a result of the reverse stock split and the split did not impact the par value of the Company's common stock. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded down to the next whole share.

While the reverse stock split occurred subsequent to the quarter ended June 30, 2025, the accompanying financial statements and footnotes have been adjusted to reflect the impact of the reverse stock split as though it had occurred in all periods presented.

Liquidity and Capital Resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of June 30, 2025, the Company has an accumulated deficit of $316.6 million and had cash outflows from operations of $22.7 million for the six months ended June 30, 2025. Based on the Company’s current business plan and current capital resources, consisting of cash and cash equivalents of $15.4 million as of June 30, 2025, combined with the uncertainty regarding the availability of additional funding and considering its debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these financial statements are issued. The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern.

There can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate commercialization efforts and development programs.

On June 27, 2025, the Company entered into the Second Amendment to the Collaboration and License Agreement (the "Second Amendment") with Torii Pharmaceutical Co., Ltd. ("Torii"), amending the Collaboration and License Agreement dated as of March 17, 2021, between the Company and Torii, as amended on May 14, 2024 (as amended, the "Torii Agreement"). The Second Amendment provided for the acceleration of an $8.0 million milestone payment which is presented as a license and collaboration receivable as of June 30, 2025. The $8.0 million milestone payment was paid to the Company in July 2025, following Torii's approval of the study plan and execution of the CRO agreement. The milestone payment was initially conditioned upon the dosing of the first patient as part of the Company's global Phase 3 program of VP-102 (TO-208 in Japan) in common warts (the "Phase 3 Program"), which it is sponsoring with Torii. Torii and the Company will equally split the cost of the Phase 3 Program, with Torii paying the first $40.0 million of out-of-pocket costs when due, and the Company repaying to Torii half of such costs over time. To repay its portion of the costs of the Phase 3 Program, the Company will offset amounts otherwise owed to Torii for future royalties, certain transfer price payments and remaining development milestones. To the extent that the cost of the Phase 3 Program exceeds $40.0 million, the Company will pay such excess costs, up to a specified maximum amount, and Torii will repay to the Company half of such costs. Torii will also pay to the Company a $10.0 million milestone payment (triggered upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum contagiosum in Japan), in cash, rather than as an offset to the Phase 3 Program as originally contemplated under the Torii Agreement. In addition, the Company will initiate a manufacturing transfer to Torii, expected to take several years, for Torii to be able to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, the Company will continue to receive from Torii a transfer price for applicators manufactured by the Company's manufacturing partners. After the transfer of at least one component of the manufacturing process, the Company will begin receiving royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.

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

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature. On June 10, 2025, the requirement to deliver financial statements that are not subject to a qualification of a "going concern" was waived for the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and the year ending December 31, 2025. If the requirement to deliver financial statements that are not subject to a qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, the Company may be in default of the Credit Agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of June 30, 2025, the Company is in compliance with all applicable covenants under the Credit Agreement.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

The Company views its operations and manages its business in one operating segment engaged in developing and selling medications for skin diseases requiring medical intervention. The Company’s Chief Executive Officer ("CEO"), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of businesses and the Company does not differentiate the activities of its headquarters from the overall performance of the Company. The CEO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.

The single segment’s principal measure of segment profit and loss is consolidated net income (loss). The CEO considers actual and forecasted consolidated revenues, significant expenses, and consolidated net loss when evaluating performance. Significant expenses are amounts that are regularly provided to the CEO and included in consolidated net loss and include selling, general and administrative expenses and research and development expenses.

The table below summarizes the significant revenue and expense categories regularly reviewed by the CEO for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	2025	2024	2025	2024
Revenue	$12,702	$5,177	$16,141	$9,003
Less:
Selling, general and administrative:
Commercial (including payroll)	4,346	9,214	8,628	18,393
General and administrative (including payroll)	3,918	5,593	7,699	11,131
Stock-based compensation	588	1,715	1,373	3,337
Total selling, general and administrative	8,852	16,522	17,700	32,861
Research and development:
YCANTH (VP-102)	340	639	711	1,219
VP-315	33	462	194	2,850
Common warts	(93)	160	(66)	160
Stock-based compensation	300	513	541	963
Other unallocated expenses	1,266	1,545	2,750	3,075
Research and development	1,846	3,319	4,130	8,267
Cost of revenue	494	542	931	1,680
Other segment items (a)	1,306	1,980	2,918	3,712
Net income (loss)	$204	$(17,186)	$(9,538)	$(37,517)

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

Cash and cash equivalents as of June 30, 2025, includes a cash deposit of $0.2 million with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk

As of June 30, 2025, the Company’s financial instruments included cash equivalents, accounts payable, and notes payable. The carrying amount of cash equivalents and accounts payable approximated fair value, given their short-term nature. The carrying value of the Company's long term note payable (Note 10) approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

Accounts receivable trade subjects the Company to concentrations of credit risk as all of the Company's revenue is from sales of a single product, YCANTH (VP-102), sold to several pharmaceutical wholesalers/distributors (the "Customers").

Accounts Receivable

The Company had $9.2 million in accounts receivable as of June 30, 2025. As of June 30, 2025, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are generally 60 days from the shipment date.

Inventory

The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company did not recognize any material obsolete inventory costs as cost of product revenue for the three and six months ended June 30, 2025 and 2024, respectively, due to the expiration of Product (as defined below).

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

Revenue

The Company recognizes revenue from sales of a single product, YCANTH (VP-102) (the "Product") in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. The Company sells the Product to Customers who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.

Gross product sales are reduced by corresponding gross-to-net ("GTN") estimates using the expected value method, resulting in the Company’s reported “Product revenue, net” in the accompanying statements of operations. Product revenue, net reflects the amount the Company ultimately expects to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that the Company estimates for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations ("GPO") administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.

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

Government Chargebacks: The Product is subject to pricing limits under certain federal government programs, including Medicare and the 340B drug pricing program. Qualifying entities (the "End-Users") purchase the Product from the Customers at their applicable qualifying discounted price. The chargeback amount the Company incurs represents the difference between the Company’s contractual sales price to the Customers and the end-user’s applicable discounted purchase price under the government program.

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

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements. The Company recognized $8.0 million in development milestone revenue during the three months ended June 30, 2025 because it became probable that a development milestone would be met and that a significant reversal of revenue would not occur related to the previously constrained portion of the transaction price.

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

Deferred Revenue: The Company records deferred revenue when a customer prepays for goods or services, or when the Company has an unconditional right to bill but has not yet delivered the performance obligation. Deferred revenue is primarily comprised of deposits on customer product orders yet to be delivered. The Company expects to recognize all of the deferred revenue within the next 6 months.

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales.

Cost of Collaboration Revenue

Cost of collaboration revenue consisted of supplies and development activity with Torii.

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

At June 30, 2025, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and a derivative liability. The carrying amount of accounts payable, accounts receivable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Notes payable are carried at amortized cost, which approximates fair value.

The following table presents the Company’s fair value information for liabilities measured at fair value on a recurring basis. The Company had no liabilities measured at fair value on a recurring basis at June 30, 2024.

	As of June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Derivative liability	$—	$—	$1,796

The following is a rollforward of the derivative liability:

Balance at December 31, 2024	$2,648
Change in fair value	(852)
Balance at June 30, 2025	$1,796

The Company estimated the fair value of the derivative liability using a lattice model with an interest rate lattice consistent with the Hull-White model. The derivative liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the lattice model for the derivative liability were as follows:

June 30, 2025
Expected term (years)	3.07
Credit spread	12.3%

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in February 2023 and November 2024 (Note 7). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net income (loss) per share includes the effect from the potential exercise of securities, such as stock options, unvested restricted stock units, and common stock warrants, which would result in the issuance of incremental shares of common stock, using the treasury stock method. Potential shares of common stock are excluded from the diluted per share calculation when their effect is anti-dilutive, including in periods of net loss or when inclusion does not result in a decrease in earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss) attributable to common stockholders - basic	$204	$(17,186)	$(9,538)	$(37,517)
Weighted average common shares outstanding - basic	9,488,055	4,650,227	9,485,907	4,649,297
Net income (loss) per share - basic	$0.02	$(3.70)	$(1.01)	$(8.07)

Net income (loss) attributable to common stockholders - diluted	$204	$(17,186)	$(9,538)	$(37,517)
Weighted average common shares outstanding - basic	9,488,055	4,650,227	9,485,907	4,649,297
Restricted stock units	1,715	-	-	-
Stock options	830	-	-	-
Warrants	-	-	-	-
Weighted average common shares outstanding - diluted	9,490,600	4,650,227	9,485,907	4,649,297
Net income (loss) per share - diluted	$0.02	$(3.70)	$(1.01)	$(8.07)

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	June 30,
	2025	2024
Shares issuable upon exercise of stock options	1,066,643	665,652
Non-vested shares under restricted stock grants	25,000	83,400
Shares issuable upon exercise of warrants pursuant to debt financing	51,855	51,855
Shares issuable upon exercise of warrants pursuant to Torii amendment	50,000	50,000
Shares issuable upon exercise of Series A and B warrants pursuant to 2024 equity financing	4,775,406	—
Total	5,968,904	850,907

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

Note 3 —Inventory

Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$1,008	$1,082
Work in process	523	664
Finished goods	991	717
Total inventory	$2,522	$2,463

Note 4—Property and Equipment

Property and equipment, net consisted of (in thousands):

	June 30,	December 31,
	2025	2024
Machinery and equipment	$737	$1,164
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	1,420	1,847
Accumulated depreciation	(1,105)	(1,258)
Total property and equipment, net	$315	$589

Depreciation expense for the three months ended June 30, 2025 and 2024 was $45,000 and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively.

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Gross to net reserves	$9,609	$10,316
Compensation and related costs	1,850	1,173
Commercial-related costs	349	407
Professional fees	381	618
Clinical trials and drug development	546	892
Other current liabilities	366	105
Total accrued expenses and other current liabilities	$13,101	$13,511

Note 6—Commitments and Contingencies

Litigation

On June 6, 2022, plaintiff Kranthi Gorlamari ("Plaintiff") filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors ("Defendants"). On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the YCANTH (VP-102) drug device and that such deficiencies posed a risk to the prospects for regulatory approval of YCANTH (VP-102) for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022 (the "Putative Class Period").

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants’ motion to dismiss the second amended complaint was fully briefed as of April 22, 2024. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against the Company and the other individual defendant were sufficiently pled.

In addition, on October 21, 2024, May 12, 2025, and June 26, 2025, plaintiffs Ivan S. Cohen, Paul Cannon, and Joseph Bonaccorso, respectively, each filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. Each derivative complaint names the company as a nominal defendant and purports to bring claims on behalf of the company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. Each derivative complaint primarily seeks to recover for the company compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the Cohen derivative lawsuit. On July 21, 2025, the Court granted the parties' joint stipulation in the Cohen and Cannon derivative lawsuits to consolidate the two actions and stay the consolidated action. On July 24, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a corrected complaint to clarify that the named plaintiff "is not Joseph (Joe) Bonaccorso, the former Chief Commercial Officer" of the Company. On July 29, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a notice voluntarily dismissing the action without prejudice.

The Company is also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.

Note 7—Stockholders’ Deficit

Common Stock

The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of June 30, 2025 and December 31, 2024. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

November 2024 Offering

In November 2024, the Company sold 4,551,824 shares of its common stock, and in lieu of common stock to certain investors, pre-funded warrants to purchase 223,595 shares of its common stock, with accompanying Series A warrants to purchase 2,387,703 shares of its common stock at an exercise price of $10.68 per share of common stock and Series B warrants to purchase 2,387,703 shares of its common stock at an exercise price of $13.35 per share of common stock (the "November 2024 Offering"). The offering price was $8.90 per share of common stock and accompanying Series A and Series B warrants, or $8.899 per pre-funded warrant and accompanying Series A and Series B warrants. The Series A warrants expire in November 2025 and the Series B warrants expire in November 2029. The November 2024 Offering resulted in net proceeds of approximately $39.6 million after deducting underwriting discounts and commissions, and offering expenses of $2.9 million. Pre-funded warrants for 66,095 and 70,100 shares of common stock were exercised in December 2024 and April 2025, respectively.

Warrants

The following table summarizes the Company’s outstanding warrants, all of which are exercisable for shares of common stock:

	June 30, 2025
	Number of warrants	Exercise Price	Expiration Date
Equity classified warrants
Pre-funded warrants issued pursuant to 2023 underwritten public offering	148,148	$0.0001	No expiration
Warrants issued in connection with OrbiMed debt facility	51,855	$34.5040	7/26/2033
Warrants issued in connection with Torii amendment	50,000	$95.6000	5/14/2034
Pre-funded warrants issued pursuant to 2024 underwritten public offering	87,400	$0.0001	No expiration
Series A warrants issued pursuant to 2024 underwritten public offering	2,387,703	$10.6800	11/21/2025
Series B warrants issued pursuant to 2024 underwritten public offering	2,387,703	$13.3500	11/20/2029

The OrbiMed warrants are eligible for a price adjustment if the Company consummates any share distribution at a price per common shares less than the exercise price. As a result of the November 2024 Offering, the OrbiMed warrant exercise price was adjusted down to $34.50 per share. The Torii warrants become exercisable at different clinical milestones related to the global Phase 3 Program for common warts (See Note 11 for more details).

Note 8—Stock-Based Compensation

Stock-based compensation expense, which includes expense for both options and restricted stock units, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$588	$1,715	$1,373	$3,337
Research and development	300	513	541	963
Total stock-based compensation	$888	$2,228	$1,914	$4,300

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term (in years)	value
Outstanding as of December 31, 2024	800,544	$49.50	7.3
Granted	549,670	6.29
Exercised	—	—		—
Forfeited	(105,476)	25.12
Expired	(178,095)	96.69
Outstanding as of June 30, 2025	1,066,643	$21.76	8.8	$5,893
Options vested and exercisable as of June 30, 2025	233,313	$62.75	6.1	$—

The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and, as of June 30, 2025, the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the six months ended June 30, 2025 was $4.29. As of June 30, 2025, the total unrecognized compensation related to unvested stock option awards granted was $5.4 million, which the Company expects to recognize over a weighted-average period of 2.43 years.

Restricted Stock Units

Compensation expense related to RSUs is recognized in the Company’s statements of operations based on the fair market value at the date of grant over the period expected to vest. As of June 30, 2025, the remaining unrecognized compensation expense related to the RSUs was $30,586, which the Company expects to recognize over a weighted average service period of 0.27 years.

The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2025:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested as of December 31, 2024	38,426	$22.40
Granted	—	—
Forfeited	(7,000)	48.00
Vested	(6,426)	48.00
Nonvested as of June 30, 2025	25,000	$17.50

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

The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. On December 31, 2024, the Company reduced the right-of-use assets by $1.6 million and right-of use liabilities by $1.5 million related to these finance leases. There were no additional right-of-use assets or right-of-use liabilities recorded during the three and six months ended June 30, 2025.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization right-of-use assets	$81	$156	$165	$294
Interest on lease liabilities	$18	$46	38	90
Total finance lease costs	$99	$202	$203	$384
Operating lease:
Operating lease costs	$85	$97	$171	$194

Maturities of the Company’s operating leases, excluding short-term leases, as of June 30, 2025 are as follows (in thousands):

	Operating	Finance
2025 (remaining 6 months)	$181	$198
2026	366	344
2027	246	320
2028	-	133
Thereafter	-	-
Total lease payments	793	995
Less imputed interest	(49)	(98)
Lease liability	$744	$897

The weighted average remaining lease term and discount rates for the Company's leases as of June 30, 2025 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	2.17	2.96
Weighted average discount rate	6.25%	7.76%

Note 10—Debt

On July 26, 2023 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement"), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the "Initial Lender"), as a lender, and each other lender that may from time to time become a party thereto (each, including the Initial Lender, and together with their affiliates, successors, transferees and assignees, the "Lenders"), and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent for the Lenders (in such capacity, the "Administrative Agent"). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the "Loan Facility"). The Company borrowed $50.0 million under the Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. The Company will not be able to borrow any additional funds under the Credit Agreement.

Amounts borrowed under the Loan Facility will mature on July 26, 2028 (the "Maturity Date"). Based on the Company's net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, the Company became obligated to start making principal payments starting on January 1, 2025. The Company is obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the Maturity Date, together with the applicable repayment premium and the exit fee. Beginning December 31, 2024, the Company recorded a derivative liability related to the accelerated settlement of the Credit Agreement.

During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due at a rate per annum equal to the higher of (x) the Secured Overnight Financing Rate ("SOFR") rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid or will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature. The qualification of a "going concern" was waived for the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and year ending December 31, 2025. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Agreement, as amended.

On the Closing Date, the Company also issued the Initial Lender warrants to purchase up to 51,855 shares of the Company’s common stock, at an exercise price of $60.26 per share, which have a term of 10 years from the issuance date.

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

On February 18, 2025, the Company entered into a waiver to the Credit Agreement pursuant to which the Lenders waived specified covenants under the Credit Agreement, including the requirements under Section 7.1(b) and Section 7.1(c) of the Credit Agreement that there be no "going concern" qualification with respect to the financial statements for the year ended December 31, 2024 and the quarter ended March 31, 2025.

On June 10, 2025, the Company entered into the sixth amendment and waiver to the Credit Agreement (the "Sixth Amendment") pursuant to which the Lenders waived specified covenants under the Credit Agreement, including the requirements under Section 7.1(b) and Section 7.1(c) of the Credit Agreement that there be no "going concern" qualification with respect to the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and year ending December 31, 2025. In connection with the Sixth Amendment, the Company paid an amendment fee of $110,465.

For the three and six months ended June 30, 2025, the Company recognized interest expense related to the Credit Agreement of $2.1 million and $4.3 million, of which $1.4 million and $2.9 million, respectively, was interest on the term loan and $0.7 million and $1.4 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee. For the three and six months ended June 30, 2024, the Company recognized interest expense related to the Credit Agreement of $2.3 million and $4.6 million, of which $1.8 million and $3.6 million was interest on the term loan and $0.5 million and $1.0 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

The following table summarizes the composition of debt reflected on the balance sheet as of June 30, 2025 (in thousands):

	As of June 30, 2025
	Short-term	Long-term	Total
Gross proceeds	$13,953	$29,070	$43,023
Accrued final payment fee	1,047	2,180	3,227
Accrued repayment fee	581	47	628
Unamortized debt discount and issuance costs	(2,908)	(6,719)	(9,627)
Total debt, net	$12,673	$24,578	$37,251

The aggregate maturities of debt are as follows:

	Debt	Final payment fee	Repayment fee	Total
2025 (6 months remaining)	$6,976	$524	$302	$7,802
2026	13,953	1,047	326	15,326
2027	13,953	1,047	-	15,000
2028	8,141	609	-	8,750
Total	$43,023	$3,227	$628	$46,878

Note 11—License and Collaboration Agreements

Torii Agreements

On March 17, 2021, the Company entered into a collaboration and license agreement (the "Torii Agreement") with Torii, pursuant to which the Company granted Torii an exclusive license to develop and commercialize the Company’s product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102). Additionally, the Company granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.

The Company previously received milestone payments from Torii in prior periods totaling $20.0 million. As of June 30, 2025, the Company is entitled to receive from Torii an additional $50.0 million in aggregate payments, including the $8.0 million milestone payment received in July 2025, contingent on achievement of specified development, regulatory, and sales milestones, in addition to transfer price payments for supply of product, which will begin to be replaced by royalty payments as part of the manufacturing transfer. The transfer and royalty payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.

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

On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized collaboration revenue of $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024 respectively and $0.2 million and $0.9 million for the six months ended June 30, 2025 and 2024 related to supplies and development activity pursuant to this agreement. The costs of collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.

On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the "First Amendment"). Pursuant to the First Amendment, the Company and Torii will equally split the cost of a global Phase 3 program of YCANTH (VP-102) for the treatment of common warts (the "Program"), with Torii paying all the costs when due and the Company repaying Torii half of the costs (the "Company Portion"). The results of the Program will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement that would otherwise be due to the Company under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Program costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest. No material costs were incurred during the six months ended June 30, 2025.

In conjunction with the First Amendment, the Company issued Torii a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price per share of $95.60. The warrant has a term of ten years and is exercisable only with respect to the shares that have vested as of the date of exercise. The shares underlying the warrant will vest as follows: one-third on the date the first patient is dosed in the Program, one-third on the date that the database lock with respect to the Trial occurs, and one-third on the date the Company submits a new drug application to the FDA for YCANTH (VP-102) for the treatment of common warts.

On June 27, 2025, the Company entered into the Second Amendment to the Torii Agreement with Torii. The Second Amendment provided for the acceleration of an $8.0 million milestone fee payment, which was paid to the Company in July 2025. Under the Second Amendment, Torii has also agreed to pay to the Company a $10.0 million milestone payment (triggered upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum contagiosum in Japan), in cash, rather than as an offset to costs of the Phase 3 Program as originally contemplated under the Torii Agreement. In addition, the Company will initiate a manufacturing transfer to Torii, expected to take several years, for Torii to be able to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, the Company will continue to receive from Torii a transfer price for applicators manufactured by the Company's manufacturing partners. After the transfer of at least one component of the manufacturing process, the Company will begin receiving royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.

Lytix Agreement

In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS ("Lytix") for the use of licensed technology, referred to as VP-315, to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the "Lytix Agreement"). As part of the Lytix Agreement, the Company has paid Lytix milestone fees of $3.6 million in previous periods. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.

Note 12 – Related Parties

Our Chief Executive Officer, Jayson Rieger, and our Chief Operating Officer, David Zawitz, are former employees of, and current consultants to, PBM Capital Group, LLC, an entity controlled by Paul B. Manning, a significant investor of the Company.

Note 13 – Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its financial statements. However, due to the existence of a full valuation allowance against the Company's U.S. federal deferred tax assets, the Company does not currently expect the enactment of the OBBBA to have a material impact on its financial statements. The Company will continue to analyze the OBBBA and will reflect any impact in the period of enactment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 11, 2025. Our financial statements have been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-10 reverse stock split of our common stock that became effective on July 24, 2025, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," "may," "plan," "seek" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. In evaluating our business, you should carefully consider the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025, in this Quarterly Report under Part II - Item 1A "Risk Factors," and in our other filings with the SEC.

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

Commercial Product

We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization consisting of 37 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, and select pediatricians.

Additional Pipeline Products

YCANTH (VP-102) - Treatment of Common Warts

We also plan to advance YCANTH (VP-102) for common warts through a separate regulatory approval process and have begun the Phase 3 Program with our partner, Torii. We expect to dose the first patient in the Phase 3 Program in the United States in the fourth quarter of 2025.

In the future, we also intend to pursue commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as YCANTH (VP-102) for common warts if approved, in additional geographic regions, either alone or together with a strategic partner.

VP-315 - Treatment of Basal Cell Carcinoma

We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. We held an end-of-Phase 2 meeting with the FDA in the first quarter and expect to report additional data by the end of 2025, which we believe will help inform next steps for the advancement of the program into Phase 3 clinical trials.

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

The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and that our quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature. The requirement to deliver financial statements that do not include a qualification of a "going concern" was waived for the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and year ending December 31, 2025. If the requirement to deliver financial statements that do not include a qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, we may be in default of the debt agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of June 30, 2025, we were in compliance with all covenants under the Credit Agreement as amended.

In November 2024, we closed an underwritten offering of 4,551,824 shares of our common stock (and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 223,595 shares of our common stock, or the pre-funded warrants), and in either case, accompanying Series A warrants to purchase 2,387,703 shares of our common stock at an exercise price of $10.68 per share of common stock, or the Series A Warrants, and Series B warrants to purchase 2,387,703 shares of our common stock at an exercise price of $13.35 per share of common stock, or the Series B Warrants, at a combined public offering price of $8.90 per share of common stock and accompanying Series A and Series B Warrants (or $8.899 per Pre-Funded Warrant and accompanying Series A and Series B Warrants). The offering resulted in net proceeds of $39.6 million, after deducting underwriting discounts and commissions, and offering expenses.

As of June 30, 2025, we had cash and cash equivalents of $15.4 million. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of June 30, 2025, we had an accumulated deficit of $316.6 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.

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

Reverse Stock Split

On July 25, 2025, we effected a one-for-ten (1-for-10) reverse stock split (the "Reverse Stock Split"). Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value.

All share and per share amounts of common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

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

Components of Results of Operations

Product Revenue, Net

We recognize revenue from sales of YCANTH (VP-102), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) is available for commercial sale and shipment for the treatment of patients by a healthcare provider in the United States. We sell the Product to several pharmaceutical wholesalers and distributors, or the Customers, who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.

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

License and Collaboration Revenue

License and collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan, including YCANTH (VP-102).

Operating Expenses

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Cost of product revenue also includes period costs related to excess and obsolete inventory write-downs.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
Total revenue
Product revenue, net	$4,534	$4,892	$(358)
License and collaboration revenue	8,168	285	7,883
Total revenue	12,702	5,177	7,525
Operating expenses:
Cost of product revenue	340	360	(20)
Cost of collaboration revenue	154	182	(28)
Selling, general and administrative	8,852	16,522	(7,670)
Research and development	1,846	3,319	(1,473)
Total operating expenses	11,192	20,383	(9,191)
Income (loss) from operations	1,510	(15,206)	16,716
Other income (expense):
Interest income	228	393	(165)
Interest expense	(2,131)	(2,368)	237
Change in fair value of derivative liability	598	—	598
Other expense	(1)	(5)	4
Total other expense, net	(1,306)	(1,980)	674
Net income (loss)	$204	$(17,186)	$17,390

Product Revenue, Net

Product revenue, net was $4.5 million for the three months ended June 30, 2025, compared to $4.9 million for the three months ended June 30, 2024. Product revenue, net, related to the delivery of YCANTH (VP-102) to our distribution partners. For the three months ended June 30, 2024, product revenue, net included an initial one-time stock-in related to the expansion of our specialty distribution network to bring on an additional specialty distributor, which represented approximately 54% of product revenue, net in the period.

License and Collaboration Revenue

License and collaboration revenue was $8.2 million for the three months ended June 30, 2025, compared to $0.3 million for the three months ended June 30, 2024. Collaboration revenue for the three months ended June 30, 2025 consisted of an $8.0 million milestone payment from Torii as well as supplies and development activity. Collaboration revenue for the three months ended June 30, 2024 consisted of supplies and development activity with Torii.

Cost of Product Revenue

Cost of product revenue for the three months ended June 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).

Cost of Collaboration Revenue

Cost of collaboration revenue was $0.2 million for the three months ended June 30, 2025 and 2024. Cost of collaboration revenue consisted of supplies and development activity with Torii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.9 million for the three months ended June 30, 2025, compared to $16.5 million for the three months ended June 30, 2024. The decrease of $7.7 million was primarily due to lower expenses related to commercial activities for YCANTH (VP-102), including decreases in compensation, stock compensation, benefits and travel due to reduced sales force of $5.7 million, decreased marketing and sponsorship costs of $1.1 million, and decreased legal costs of $0.9 million.

Research and Development Expenses

Research and development expenses were $1.8 million for the three months ended June 30, 2025, compared to $3.3 million for the three months ended June 30, 2024. The decrease of $1.5 million was primarily related to decreased chemistry, manufacturing and controls (CMC) and medical affairs costs of $0.6 million, as well as decreased clinical operations costs of $0.8 million, mostly related to the clinical trial for VP-315.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended June 30, 2025 and 2024. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
YCANTH (VP-102)	$340	$639	$(299)
VP-315	33	462	(429)
Common warts	(93)	160	(253)
Stock based compensation	300	513	(213)
Other unallocated expenses	1,266	1,545	(279)
Research and development expense	$1,846	$3,319	$(1,473)

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2025 compared to $0.4 million for the three months ended June 30, 2024. The decrease of $0.2 million was primarily due to a lower cash balance.

Interest Expense

Interest expense was $2.1 million for the three months ended June 30, 2025 compared to $2.4 million for the three months ended June 30, 2024 and consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements for each period. The decrease of $0.2 million was related to a lower outstanding principal balance under our Credit Agreement with OrbiMed.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability for the three months ended June 30, 2025 and 2024 was $0.6 million and $0 million, respectively, due to principal payments starting in January 2025, relating to the Credit Agreement.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change
Revenue:
Product revenue, net	$7,956	$8,124	$(168)
License and collaboration revenue	8,185	879	7,306
Total revenue	16,141	9,003	7,138
Operating expenses:
Cost of product revenue	763	906	(143)
Cost of collaboration revenue	168	774	(606)
Selling, general and administrative	17,700	32,861	(15,161)
Research and development	4,130	8,267	(4,137)
Total operating expenses	22,761	42,808	(20,047)
Loss from operations	(6,620)	(33,805)	27,185
Other income (expense):
Interest income	565	991	(426)
Interest expense	(4,334)	(4,687)	353
Change in fair value of derivative liability	852	-	852
Other expense	(1)	(16)	15
Total other expense, net	(2,918)	(3,712)	794
Net loss	$(9,538)	$(37,517)	$27,979

Product Revenue, Net

Product revenue, net was $8.0 million for the six months ended June 30, 2025, compared to $8.1 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, product revenue, net included an initial one-time stock-in related to the expansion of our specialty distribution network to bring on an additional specialty distributor, which represented approximately 32% of product revenue, net in the period.

License and Collaboration Revenue

License and collaboration revenue was $8.2 million for the six months ended June 30, 2025, compared to $0.9 million for the six months ended June 30, 2024. License and collaboration revenue for the six months ended June 30, 2025 consisted of an $8.0 million milestone payment from Torii as well as supplies and development activity. License and collaboration revenue for the six months ended June 30, 2024 consisted of supplies and development activity with Torii.

Cost of Product Revenue

Cost of product revenue for the six months ended June 30, 2025 and 2024 was $0.8 million and $0.9 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).

Cost of Collaboration Revenue

Cost of collaboration revenue was $0.2 million for the six months ended June 30, 2025, compared to $0.8 million for the six months ended June 30, 2024. The decrease of $0.6 million was primarily due to decreased manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.7 million for the six months ended June 30, 2025, compared to $32.9 million for the six months ended June 30, 2024. The decrease of $15.2 million was primarily due to lower expenses related to commercial activities for YCANTH (VP-102), including decreases in compensation, stock compensation, recruiting fees, benefits and travel due to reduced sales force of $10.6 million, decreased marketing and sponsorship costs of $3.2 million and decreased legal, general and administrative costs of $1.4 million.

Research and Development Expenses

Research and development expenses were $4.1 million for the six months ended June 30, 2025, compared to $8.3 million for the six months ended June 30, 2024. The decrease of $4.1 million was primarily related to decreased clinical trial costs for VP-315 of $2.6 million and decreased regulatory and medical affairs costs of $0.7 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the six months ended June 30, 2025 and 2024. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change

VP-315	$194	$2,850	$(2,656)
YCANTH (VP-102)	711	1,219	(508)
Common warts	(66)	160	(226)
Stock based compensation	541	963	(422)
Other unallocated expenses	2,750	3,075	(325)
Research and development expense	$4,130	$8,267	$(4,137)

Interest Income

Interest income was $0.6 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024. The decrease of $0.4 million was primarily due to a lower cash balance.

Interest Expense

Interest expense was $4.3 million for the six months ended June 30, 2025 compared to $4.7 million for the six months ended June 30, 2024 and consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements for each period. The decrease of $0.4 million was related to a lower outstanding principal balance under our Credit Agreement with OrbiMed.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability for the six months ended June 30, 2025 and 2024 was $0.9 million and $0 million, respectively, due to the principal payments starting in January 2025 relating to the Credit Agreement.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $15.4 million. Since our inception, we have incurred negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, and $28.0 million from the Torii Agreement, which includes $8.0 million received in July 2025. In November 2024, we closed an underwritten offering of 4,551,824 shares of our common stock and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 223,595 shares of our common stock, and in either case, accompanying Series A Warrants to purchase 2,387,703 shares of our common stock at an exercise price of $10.68 per share of common stock and Series B Warrants to purchase 2,387,703 shares of our common stock at an exercise price of $13.35 per share of common stock, at a combined public offering price of $8.90 per share of common stock and accompanying Series A and Series B Warrants (or $8.899 per Pre-Funded Warrant and accompanying Series A and Series B Warrants). The offering resulted in net proceeds of $39.6 million, after deducting underwriting discounts and commissions, and offering expenses.

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

In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and also requires that our quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature. The requirement to deliver financial statements that are not subject to a qualification of a "going concern" was waived for the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the year ending December 31, 2025. If the requirement to deliver financial statements that are not subject to a qualification of a "going concern" is not waived for additional future periods or if we don’t raise additional financing, we may be in default of our debt in the near-term.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(22,721)	$(36,305)
Net cash used in investing activities	—	(11)
Net cash used in financing activities	(8,212)	(1,301)
Net decrease in cash and cash equivalents	$(30,933)	$(37,617)

Operating Activities

During the six months ended June 30, 2025, operating activities used $22.7 million of cash, primarily resulting from a net loss of $9.5 million partially offset by non-cash stock-based compensation of $1.9 million and noncash interest of $1.4 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $9.1 million and billed and unbilled license and collaboration revenue of $8.1 million partially offset by an increase in accounts payable and deferred revenue of $0.9 million and a decrease in prepaid expenses and other assets of $0.8 million.

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

Investing Activities

We did not use any cash in investing activities during the six months ended June 30, 2025. During the six months ended June 30, 2024 net cash used in investing activities of $11,000 was for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash used by financing activities of $8.2 million was primarily due to the repayment of debt related to the Credit Agreement.

During the six months ended June 30, 2024, net cash used by financing activities of $1.3 million was primarily due to $1.1 million of debt amendment costs paid related to the Credit Agreement.

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

We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of June 30, 2025, we had an accumulated deficit of $316.6 million. We believe our cash, and cash equivalents of $15.4 million as of June 30, 2025 and the $8.0 million milestone payment received from Torii in July 2025 will be sufficient to support our planned operations into the fourth quarter of 2025. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. While beyond our control, we could receive (A) a $10.0 million milestone payment for regulatory approval of YCANTH (TO-208) in Japan for the treatment of molluscum, which may occur before the end of 2025, and (B) up to $25.0 million upon the exercise of the Series A Warrants issued in conjunction with the November 2024 Equity Financing, which have an exercise price of $10.68 per share and expire in November 2025. Either of these may result in additional liquidity during 2025 and alleviate the substantial doubt regarding our ability to continue as a going concern. We cannot predict with certainty that these funds will be received and alleviate the substantial doubt. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements, and timing, will depend on many factors, including:

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

Contractual Obligations and Commitments

As of June 30, 2025, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item. 1 Legal Proceedings

On June 6, 2022, plaintiff Kranthi Gorlamari ("Plaintiff") filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors ("Defendants"). On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the YCANTH (VP-102) drug device and that such deficiencies posed a risk to the prospects for regulatory approval of YCANTH (VP-102) for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022 (the "Putative Class Period").

On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants’ motion to dismiss the second amended complaint was fully briefed as of April 22, 2024. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against us and the other individual defendant were sufficiently pled.

In addition, on October 21, 2024, May 12, 2025, and June 26, 2025, plaintiffs Ivan S. Cohen, Paul Cannon, and Joseph Bonaccorso, respectively, each filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. Each derivative complaint names us as a nominal defendant and purports to bring claims on our behalf against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. Each derivative complaint primarily seeks to recover for us compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the Cohen derivative lawsuit. On July 21, 2025, the Court granted the parties’ joint stipulation in the Cohen and Cannon derivative lawsuits to consolidate the two actions and stay the consolidated action. On July 24, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a corrected complaint to clarify that the named plaintiff "is not Joseph (Joe) Bonaccorso, the former Chief Commercial Officer" of the Company. On July 29, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a notice voluntarily dismissing the action without prejudice.

We are involved in ordinary, routine legal proceedings that are not considered by management to be material. We believe the ultimate liabilities resulting from such legal proceedings will not materially affect our financial position or our results of operations or cash flows.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025.

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed the reverse stock split of our common stock by a ratio of 1-for-10, effective July 24, 2025. The liquidity of our common stock may be adversely affected by the reverse stock split as a result of the reduced number of shares outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the reverse stock split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the reverse stock split will result in the intended benefits, that the market price of our common stock will remain higher following the reverse stock split or that the market price of our common stock will not decrease in the future.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation

3.2 (3)	Amended and Restated Bylaws.

10.1	Sixth Amendment and Waiver to Credit Agreement dated as of June 10, 2025, by and between the Company and OrbiMed Royalty & Credit Opportunities IV, LP.

10.2+^	Second Amendment to Collaboration and License Agreement, dated as of June 27, 2025, by and between the Company and Torii Pharmaceuticals Co., Ltd.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Interim Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(2) Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 23, 2025.

(3) Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018.

+ Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

^ Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

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

VERRICA PHARMACEUTICALS INC.

August 12, 2025	By:	/s/ Jayson Rieger
Jayson Rieger
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Interim Chief Financial Officer
(Interim Principal Financial Officer)