Form 10-Q
period 2025-09-30
Verrica Pharmaceuticals Inc.
filed 2025-11-14
CIK 1660334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____
Commission File Number: 001-38529
______________________________________________________
Verrica Pharmaceuticals Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________________________________

Delaware	46-3137900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44 West Gay Street, Suite 400 West Chester, PA	19380
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (484) 453-3300
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had 9,490,035 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Financial Statements

VERRICA PHARMACEUTICALS INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,097	$46,329
Accounts receivable	7,047	48
Collaboration receivable, billed and unbilled	282	29
Deferred R&D services, current portion (Note 11)	1,959	—
Inventory	2,304	2,463
Prepaid expenses and other current assets	3,586	2,310
Total current assets	36,275	51,179
Property and equipment, net	225	589
Operating lease right-of-use asset	616	836
Finance lease right-of-use asset	1,050	1,154
Deferred R&D services, non-current portion (Note 11)	2,354	—
Other non-current assets	376	376
Total assets	$40,896	$54,134
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,585	$1,896
Accrued expenses and other current liabilities	12,600	13,511
Deferred revenue	1,564	—
Current portion of long-term debt	12,458	12,938
Operating lease liability	335	315
Finance lease liability	366	352
Total current liabilities	28,908	29,012
Operating lease liability	330	583
Finance lease liability	629	768
Derivative liability	1,762	2,648
R&D funding liability (Note 11)	4,688	—
Long term debt	21,619	30,983
Total liabilities	57,936	63,994
Commitments and Contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 9,500,549 shares issued and 9,490,035 shares outstanding as of September 30, 2025 and 9,188,513 shares issued and 9,177,999 shares outstanding as of December 31, 2024	1	1
Treasury stock, at cost, 10,514 shares as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	299,798	297,166
Accumulated deficit	(316,839)	(307,027)
Total stockholders’ deficit	(17,040)	(9,860)
Total liabilities and stockholders’ deficit	$40,896	$54,134
The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Product revenue, net	$3,607	$(1,865)	$11,563	$6,259
License and collaboration revenue	10,737	84	18,922	963
Total revenue	14,344	(1,781)	30,485	7,222
Operating expenses:
Cost of product revenue	754	351	1,517	1,257
Cost of collaboration revenue	355	84	523	858
Selling, general and administrative	9,403	16,083	27,103	48,944
Research and development	2,205	2,405	6,335	10,672
Total operating expenses	12,717	18,923	35,478	61,731
Income (loss) from operations	1,627	(20,704)	(4,993)	(54,509)
Other income (expense):
Interest income	159	221	724	1,212
Interest expense	(2,094)	(2,376)	(6,428)	(7,063)
Change in fair value of derivative liability	34	—	886	—
Other expense	—	(1)	(1)	(17)
Total other expense, net	(1,901)	(2,156)	(4,819)	(5,868)
Net loss	$(274)	$(22,860)	$(9,812)	$(60,377)

Net loss per share, basic and diluted	$(0.03)	$(4.88)	$(1.03)	$(12.96)
Weighted-average common shares outstanding, basic and diluted	9,490,083	4,680,543	9,489,173	4,659,788
The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
	Shares Issued	Amount				Shares

January 1, 2025	9,188,513	$1	$297,166	$—	$(307,027)	10,514	$(9,860)
Stock-based compensation	—	—	1,026	—	—	—	1,026
Vesting of restricted stock units	1,000	—	—	—	—	—	—
Net loss	—	—	—	—	(9,742)	—	(9,742)
March 31, 2025	9,189,513	$1	$298,192	$—	$(316,769)	10,514	$(18,576)
Stock-based compensation	—	—	888	—	—	—	888
Exercise of pre-funded warrants	70,100	—	—	—	—	—	—
Vesting of restricted stock units	5,426	—	—	—	—	—	—
Net income	—	—	—	—	204	—	204
June 30, 2025	9,265,039	$1	$299,080	$—	$(316,565)	10,514	$(17,484)
Stock-based compensation	—	—	718	—	—	—	718
Exercise of pre-funded warrants	235,548	—	—	—	—	—	—
Retired shares	(38)	—	—	—	—	—	—
Net loss	—	—	—	—	(274)	—	(274)
September 30, 2025	9,500,549	$1	$299,798	$—	$(316,839)	10,514	$(17,040)

January 1, 2024	4,251,869	$—	$250,211	$—	$(230,448)	10,514	$19,763
Stock-based compensation	—	—	2,072	—	—	—	2,072
Exercise of stock options	650	—	8	(4)	—	—	4
Net loss	—	—	—	—	(20,331)	—	(20,331)
March 31, 2024	4,252,519	$—	$252,291	$(4)	$(250,779)	10,514	$1,508
Stock-based compensation	—	—	2,228	—	—	—	2,228
Exercise of stock options	3,600	—	146	4	—	—	150
Net loss	—	—	—	—	(17,186)	—	(17,186)
June 30, 2024	4,256,119	$—	$254,665	$—	$(267,965)	10,514	$(13,300)
Stock-based compensation	—	—	2,108	—	—	—	2,108
Vesting of restricted stock units	56,150	—	—	—	—	—	—
Exercise of pre-funded warrants	258,324	1	—	—	—	—	1
Net loss	—	—	—	—	(22,860)	—	(22,860)
September 30, 2024	4,570,593	$1	$256,773	$—	$(290,825)	10,514	$(34,051)
The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(9,812)	$(60,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,632	6,408
Depreciation expense	119	288
Non-cash interest expense	2,075	1,571
Loss on disposal of fixed assets	246	141
Loss on termination of financing lease	3	260
Amortization of operating lease right-of-use asset	220	246
Amortization of finance lease right-of-use asset	252	482
Non-cash accretion of R&D funding liability	375	—
Change in fair value of derivative liability	(886)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,276)	(1,499)
Collaboration receivable, billed and unbilled	(253)	84
Inventory	159	—
Accounts payable	(311)	(1,499)
Deferred revenue	1,564	—
Accounts receivable	(6,999)	4,401
Accrued expenses and other current liabilities	(911)	4,886
Operating lease liability	(233)	(255)
Net cash used in operating activities	(13,036)	(44,863)
Cash flows from investing activities
Purchases of property and equipment	—	(27)
Net cash used in investing activities	—	(27)
Cash flows from financing activities
Proceeds from exercise of stock options	—	154
Payment of debt amendment fees	—	(1,139)
Repayment of debt	(11,919)	—
Repayment of finance lease	(277)	(550)
Payment of equity issuance costs	—	(163)
Net cash used in financing activities	(12,196)	(1,698)
Net decrease in cash and cash equivalents	(25,232)	(46,588)
Cash and cash equivalents at the beginning of the period	46,329	69,547
Cash and cash equivalents at the end of the period	$21,097	$22,959

VERRICA PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosures
Cash paid for interest	$4,353	$5,492
Supplemental disclosure of noncash investing and financing activities:
Recognition of R&D funding liability and deferred R&D services	$4,313	$—
Finance lease liability extinguished as a result of lease termination	$50	$—
Right-of-use asset obtained in exchange for lease obligation	$141	$1,976
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
Liquidity and Capital Resources
The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of September 30, 2025, the Company has an accumulated deficit of $316.8 million and had cash outflows from operations of $13.0 million for the nine months ended September 30, 2025. Based on the Company’s current business plan and current capital resources, consisting of cash and cash equivalents of $21.1 million as of September 30, 2025, combined with the uncertainty regarding the availability of additional funding and considering its debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these financial statements are issued. The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern.
There can be no assurance the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate commercialization efforts and development programs.
On June 27, 2025, the Company entered into the Second Amendment to the Collaboration and License Agreement (the "Second Amendment") with Torii Pharmaceutical Co., Ltd. ("Torii"), amending the Collaboration and License Agreement dated as of March 17, 2021, between the Company and Torii, as amended on May 14, 2024 (as amended, the "Torii Agreement"). The Second Amendment provided for the acceleration of an $8.0 million milestone payment which was paid to the Company in July 2025, following Torii's approval of the study plan and execution of the CRO agreement. The milestone payment was initially conditioned upon the dosing of the first patient as part of the Company's global Phase 3 program of VP-102 (TO-208 in Japan) in common warts (the "Program"), which it is sponsoring with Torii. See Note 11 for further discussion of the Research and Development ("R&D") funding arrangement related to the Program. In September 2025, Torii paid the Company a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum contagiosum in Japan. In addition, the Company will initiate a manufacturing transfer to Torii, expected to take several years, for Torii to be able to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, the Company will continue to receive from Torii a transfer price for applicators manufactured by the Company's manufacturing partners. After the transfer of at least one component of the manufacturing process, the Company will begin receiving royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.

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
The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature. On June 10, 2025, the requirement to deliver financial statements that are not subject to a qualification of a "going concern" was waived for the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and the year ending December 31, 2025. If the requirement to deliver financial statements that are not subject to a qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, the Company may be in default of the Credit Agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of September 30, 2025, the Company is in compliance with all applicable covenants under the Credit Agreement.
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
Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with US GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024, filed as part of the Company's Annual Report.
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
Segments
Operating segments are identified as components of an enterprise about which separate and discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance.
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
The single segment’s principal measure of segment profit and loss is consolidated net loss. The CEO considers actual and forecasted consolidated revenues, significant expenses, and consolidated net loss when evaluating performance. Significant expenses are amounts regularly provided to the CEO and included in consolidated net loss and include selling, general and administrative expenses and research and development expenses.
The table below summarizes the significant revenue and expense categories regularly reviewed by the CEO for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$3,607	$(1,865)	$11,563	$6,259
License and collaboration revenue	10,737	84	18,922	963
Total revenue	14,344	(1,781)	30,485	7,222
Less:
Selling, general and administrative:
Commercial (including payroll)	4,976	10,169	13,604	28,561
General and administrative (including payroll)	3,996	4,411	11,695	15,543
Stock-based compensation	431	1,503	1,804	4,840
Total selling, general and administrative	9,403	16,083	27,103	48,944
Research and development:
YCANTH (VP-102)	304	417	1,015	1,635
VP-315	197	310	391	3,162
Common warts	16	211	(50)	371
Stock-based compensation	287	605	828	1,568
Other unallocated expenses	1,401	862	4,151	3,936
Research and development	2,205	2,405	6,335	10,672
Cost of revenue	1,109	435	2,040	2,115
Other segment items (a)	1,901	2,156	4,819	5,868
Net loss	$(274)	$(22,860)	$(9,812)	$(60,377)

(a)Other segment items include interest income, interest expense, change in fair value of embedded derivative liability and other expenses.
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
Cash and cash equivalents as of September 30, 2025, includes a cash deposit of $0.2 million with Bank of America as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.
Fair Value of Financial Instruments and Credit Risk
As of September 30, 2025, the Company’s financial instruments included cash equivalents, accounts payable notes payable, and a derivative liability. The carrying amount of cash equivalents and accounts payable approximated fair value, given their short-term nature. The carrying value of the Company's long term note payable (Note 10) approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.
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
The Company is subject to credit risk from accounts receivable. As of September 30, 2025, one customer represented approximately 90% of the Company's accounts receivable. Based on the Company's periodic credit evaluations, there have been no historical concerns with this customer.
Accounts Receivable
The Company had $7.0 million in accounts receivable as of September 30, 2025. As of September 30, 2025, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are generally 60 days from the shipment date.
Inventory
The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. The Company recognized $0.4 million of obsolete inventory costs as cost of product revenue for the three and nine months ended September 30, 2025, due to the expiration of Product (as defined below). The Company recognized obsolete inventory costs of $0.2 million and $0.6 million as cost of product revenue for the three and nine months ended September 30, 2024, respectively, due to the expiration of Product.
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
Collaboration Revenues
The Company has generated collaboration revenue through its licensing and collaboration arrangements. The terms of the arrangements typically include payments to the Company of one or more of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments; payments for manufacturing supply of product and services; materials shipped to support development; and royalties on net sales of licensed products.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:
(i)identification of the promised goods or services in the contract;

(ii)determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)measurement of the transaction price, including the constraint on variable consideration;
(iv)allocation of the transaction price to the performance obligations; and
(v)recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s revenue arrangements may include the following:
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
Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements. The Company recognized $10.0 million in milestone revenue during the three months ended September 30, 2025, following regulatory approval of YCANTH (TO-208) by Japan's Ministry of Health. Total milestone revenue of $18.0 million was recognized during the nine months ended September 30, 2025.
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
At September 30, 2025, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and a derivative liability. The carrying amount of accounts payable, accounts receivable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Notes payable are carried at amortized cost, which approximates fair value.
The following table presents the Company’s fair value information for liabilities measured at fair value on a recurring basis. The Company had no liabilities measured at fair value on a recurring basis at September 30, 2024.

	As of September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Derivative liability	$—	$—	$1,762
The following is a rollforward of the derivative liability:

Balance at December 31, 2024	$2,648
Change in fair value	(886)
Balance at September 30, 2025	$1,762
The Company estimated the fair value of the derivative liability using a lattice model with an interest rate lattice consistent with the Hull-White model. The derivative liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the lattice model for the derivative liability were as follows:

September 30, 2025
Expected term (years)	2.82
Credit spread	13.0%
Net Loss Per Share
Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in February 2023 and November 2024 (Note 7). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and warrants because their effect would be anti-dilutive due to the Company's net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	September 30,
	2025	2024
Shares issuable upon exercise of stock options	1,006,478	638,961
Non-vested shares under restricted stock grants	25,000	27,250
Shares issuable upon exercise of warrants pursuant to debt financing	51,855	51,855
Shares issuable upon exercise of warrants pursuant to Torii amendment	50,000	50,000
Shares issuable upon exercise of Series A and B warrants pursuant to 2024 equity financing	4,775,406	—
Total	5,908,739	768,066
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
Legislative Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its financial statements. The Company expects to finalize its assessment in the fourth quarter of 2025, however, due to the existence of a full valuation allowance against the Company's U.S. federal deferred tax assets, the Company does not expect the OBBBA to have a material impact on its financial statements.
Note 3 —Inventory
Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum contagiosum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$973	$1,082
Work in process	405	664
Finished goods	926	717
Total inventory	$2,304	$2,463

Note 4—Property and Equipment
Property and equipment, net consisted of (in thousands):

	September 30, 2025	December 31, 2024
Machinery and equipment	$576	$1,164
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	1,259	1,847
Accumulated depreciation	(1,034)	(1,258)
Total property and equipment, net	$225	$589
Depreciation expense for the three months ended September 30, 2025 and 2024 was $21,807 and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $0.1 million and $0.3 million, respectively.
Note 5—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Gross to net reserves	$8,661	$10,316
Compensation and related costs	1,794	1,173
Commercial-related costs	690	407
Professional fees	731	618
Clinical trials and drug development	665	892
Other current liabilities	59	105
Total accrued expenses and other current liabilities	$12,600	$13,511
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
Note 7—Stockholders’ Deficit
Common Stock
The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of September 30, 2025 and December 31, 2024. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.
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
Pre-funded Warrant Exercises
Pre-funded warrants for 66,095, 70,100, 191,248, and 44,300 shares of common stock were exercised in December 2024, April 2025, July 2025 and August 2025, respectively.
Warrants
The following table summarizes the Company’s outstanding warrants, all of which are exercisable for shares of common stock:

	September 30, 2025
	Number of warrants	Exercise Price	Expiration Date
Equity classified warrants
Warrants issued in connection with OrbiMed debt facility	51,855	$34.5040	7/26/2033
Warrants issued in connection with Torii amendment	50,000	$95.6000	5/14/2034
Series A warrants issued pursuant to 2024 underwritten public offering	2,387,703	$10.6800	11/21/2025
Series B warrants issued pursuant to 2024 underwritten public offering	2,387,703	$13.3500	11/20/2029

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
Note 8—Stock-Based Compensation
Stock-based compensation expense, which includes expense for both options and restricted stock units, has been reported in the Company’s statements of operations as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$431	$1,503	$1,804	$4,840
Research and development	287	605	828	1,568
Total stock-based compensation	$718	$2,108	$2,632	$6,408
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	800,544	$49.49	7.3
Granted	551,230	6.29
Exercised	—	—		—
Forfeited	(124,932)	22.18
Expired	(220,364)	96.95
Outstanding as of September 30, 2025	1,006,478	$18.83	8.9	$—
Options vested and exercisable as of September 30, 2025	236,408	$47.50	7.5	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and, as of September 30, 2025, the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the nine months ended September 30, 2025 was $4.30. As of September 30, 2025, the total unrecognized compensation related to unvested stock option awards granted was $4.5 million, which the Company expects to recognize over a weighted-average period of 2.32 years.
Restricted Stock Units
Compensation expense related to RSUs is recognized in the Company’s statements of operations based on the fair market value at the date of grant over the period expected to vest. As of September 30, 2025, the remaining unrecognized compensation expense related to the RSUs was $1,961, which the Company expects to recognize over a weighted average service period of 0.25 years.

The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	38,426	$22.40
Granted	—	—
Forfeited	(7,000)	48.00
Vested	(6,426)	48.00
Nonvested as of September 30, 2025	25,000	$17.50
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
The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. On December 31, 2024, the Company reduced the right-of-use assets by $1.6 million and right-of use liabilities by $1.5 million related to these finance leases. The Company recorded $0.1 million of additional right-of-use assets and $0.1 million of additional right-of-use liabilities during the three and nine months ended September 30, 2025.
The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization right-of-use assets	$88	$187	$252	$482
Interest on lease liabilities	$19	$52	57	143
Total finance lease costs	$107	$239	$309	$625
Operating lease:
Operating lease costs	$85	$98	$256	$292
Maturities of the Company’s operating leases, excluding short-term leases, as of September 30, 2025 are as follows (in thousands):

	Operating	Finance
2025 (remaining 3 months)	$91	$116
2026	366	409
2027	246	371
2028	—	173
Thereafter	—	33
Total lease payments	703	1,102
Less imputed interest	(38)	(107)
Lease liability	$665	$995

The weighted average remaining lease term and discount rates for the Company's leases as of September 30, 2025 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	1.92	2.97
Weighted average discount rate	6.25%	7.74%
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
During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due at a rate per annum equal to the higher of (x) the Secured Overnight Financing Rate ("SOFR") rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.0% plus, in either case, 8.0%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4.0% in excess of the otherwise applicable rate of interest. The Company paid or will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium and an exit fee, as well as certain other fees and expenses of the Administrative Agent and the Lenders.
The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company’s quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature. The qualification of a "going concern" was waived for the financial statements for the quarters ending September 30, 2025, September 30, 2025 and the quarter and year ending December 31, 2025. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4.0% per annum applies and obligations under the Credit Agreement could be accelerated. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement, as amended.
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
On August 2, 2024, the Company entered into the fifth amendment and waiver to the Credit Agreement (the "Fifth Amendment") pursuant to which the Lenders waived the going concern requirement under Section 7.1(b) of the Credit Agreement with respect to the financial statements for the quarters ended September 30, 2024 and September 30, 2024, the commencement date for the Revenue Test was changed to December 31, 2024 and the exit fee for the Initial Loans (as defined in the Credit Agreement) was increased from 5.0% to 7.5%.
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
For the three and nine months ended September 30, 2025, the Company recognized interest expense related to the Credit Agreement of $2.0 million and $6.3 million, of which $1.3 million and $4.3 million, respectively, was interest on the term loan and $0.7 million and $2.1 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee. For the three and nine months ended September 30, 2024, the Company recognized interest expense related to the Credit Agreement of $2.4 million and $7.0 million, of which $1.8 million and $5.4 million was interest on the term loan and $0.6 million and $1.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.
The following table summarizes the composition of debt reflected on the balance sheet as of September 30, 2025 (in thousands):

	As of September 30, 2025

	Short-term	Long-term	Total
Gross proceeds	$13,953	$25,580	$39,533
Accrued final payment fee	1,047	1,919	2,966
Accrued repayment fee	419	—	419
Unamortized debt discount and issuance costs	(2,961)	(5,880)	(8,841)
Total debt, net	$12,458	$21,619	$34,077
The aggregate maturities of debt are as follows:

	Debt	Final payment fee	Repayment fee	Total
2025 (3 months remaining)	$3,488	$262	$140	$3,890
2026	13,953	1,047	279	15,279
2027	13,953	1,047	—	15,000
2028	8,139	610	—	8,749
Total	$39,533	$2,966	$419	$42,918

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
As of September 30, 2025, the Company had received milestone payments from Torii in prior periods totaling $38.0 million, including an $8.0 million milestone payment in July 2025 and a $10.0 million milestone payment in September 2025, as described below. As of September 30, 2025, the Company is entitled to receive from Torii an additional $32.0 million in aggregate payments, contingent on achievement of specified regulatory and sales milestones, in addition to transfer price payments for supply of product, which will begin to be replaced by royalty payments as part of the manufacturing transfer. The transfer price and royalty payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.
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
The Company recognized collaboration revenue of $0.7 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2025 and 2024, related to commercial supply and development activity. The cost of collaboration revenue consists of expenses incurred by the Company for commercial supply and to support development and testing services.
On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the "First Amendment"). Pursuant to the First Amendment, the Company and Torii agreed on the framework of a cost sharing arrangement for the global Phase 3 program of YCANTH (VP-102) for the treatment of common warts, with Torii paying all the costs of the Program when due and the Company repaying Torii half of the cost (the "Company Portion"). The results of the Program will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup the Company's share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement that would otherwise be due to the Company under terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after August 20, 2025, the date on which Torii made its first payment for the Program costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest.
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
On June 27, 2025, the Company entered into the Second Amendment to the Torii Agreement (the "Second Amendment"), which further revised the details of the cost sharing arrangement initially negotiated as part of the First Amendment. The Second Amendment among other things provided for the acceleration of an $8.0 million milestone fee payment that was received by the Company in July 2025. Pursuant to the Second Amendment, in September 2025, Torii also paid to the Company a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum contagiosum in Japan, in cash, rather than as an offset to costs of the Program as originally contemplated under the First Amendment. Torii will be paying the first $40.0 million of out-of-pocket costs when due, with the Company repaying to Torii half of such costs over time. Consistent with the First Amendment, to repay its portion of the costs of the Program, the Company will offset amounts otherwise due from Torii for future royalties, certain transfer price payments and remaining development milestones. To the extent the cost of the Program exceeds $40.0 million, the Company will pay such excess costs, up to a specified maximum amount, and Torii will repay to the Company half of such costs. The Second Amendment also sets forth that the Company will initiate a manufacturing transfer to Torii, which is expected to take several years, that will allow Torii to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, Torii will continue to purchase applicators from the Company. After the transfer of at least one component of the manufacturing process, the Company will begin earning royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.
The Company is accounting for the Second Amendment as a R&D funding arrangement since the Company is obligated to repay Torii regardless of the outcome of the research such that a substantive and genuine transfer of risk has not occurred. During the nine months ended September 30, 2025, Torii paid $8.6 million to a contract research organization ("CRO"), half of which comprises the Company Portion.
Upon Torii’s $8.6 million payment to the CRO, representing an initial deposit for clinical trial services and fees, the Company recorded a $4.3 million funding liability ("R&D Funding Liability") for the Company Portion it will pay to Torii, as described above, and a corresponding R&D asset ("Deferred R&D Services") of $4.3 million representing its right to the prepaid research and development services.
The Company will expense the Deferred R&D Services within R&D expense as the services are performed by the CRO. Because the R&D Funding Liability is with a collaborator and the interest rate is below market, the Company is imputing interest expense using a 12% market rate of interest, and the difference between the market rate of interest and the rate being charged by Torii will reduce research and development expense. Interest expense of $74,000 was recognized during the nine months ended September 30, 2025.
As part of the Program, the Company will also directly contract with third parties for certain clinical supply and distribution services that will be reimbursed by Torii and those reimbursements will be recognized as contra-research and development expense once incurred. As of September 30, 2025, the Company has recorded $0.5 million as contra-research and development expense.
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
Commercial Product
We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum contagiosum. We have built a specialized sales organization consisting of 36 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, primary care physicians and pediatricians.
In the fourth quarter of 2025, we expect to launch YCANTH Rx, a non-dispensing pharmacy, in order to streamline and simplify the provider experience by allowing offices to send all YCANTH prescriptions to the same place for prior authorization support to expedite speed-to-therapy.
In 2026, we expect to expand the field sales force to 50 employee sales representatives.
Additional Pipeline Products
YCANTH (VP-102) - Treatment of Common Warts
We also plan to advance YCANTH (VP-102) for common warts through a separate regulatory approval process and have begun the Phase 3 Program, or the Program, with our partner, Torii. We expect to dose the first patient in the Program in the United States in the fourth quarter of 2025.

On October 20, 2025, we announced the Committee for Medicinal Products for Human Use of the European Medicines Agency provided positive feedback that supports the filing of a Marketing Authorization Application for YCANTH (VP-102), as a treatment for molluscum contagiosum in the EU. We currently retain all global rights to YCANTH outside of Japan and we are currently exploring non-dilutive partnerships to fund development and commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as YCANTH (VP-102) for common warts if approved, in additional geographic regions outside of the United States and Japan.
VP-315 - Treatment of Basal Cell Carcinoma
We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. We recently presented additional data at the Society for Immunotherapy of Cancer 40th Annual Meeting in November 2025, which showed that VP-315 induced a robust local immune response with both cell-mediated and humoral components, effectively shifting the tumor microenvironment from an immunosuppressive to an anti-tumor state, and additional data regarding the histologic assessment in non-injected lesions that suggests a potential abscopal-like effect. We have also obtained feedback from the FDA from the end-of-Phase 2 meeting earlier this year that supports an efficient Phase 3 program and path to registration for VP-315. This includes two Phase 3 studies of approximately 100 subjects each in placebo-controlled studies with a primary endpoint of complete clearance at week 14. Additional long-term follow up studies will all be deferred to post approval commitments. We believe these data, coupled with the EOP2 regulatory feedback, further support the clinical efficacy and histologic clearance observed in the Phase 2 BCC trial. These data also help inform next steps for the advancement of the program into Phase 3 clinical trials, with the company currently evaluting cost and logistics for the initiation of the Phase 3 program. This clarity also provides an opportunity for us to explore non-dilutive strategic partnerships to help fund the development and commercialization of VP-315.
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
The Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contains a financial covenant that we must maintain a liquidity of at least $10.0 million and that our quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature. The requirement to deliver financial statements that do not include a qualification of a "going concern" was waived for the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and year ending December 31, 2025. If the requirement to deliver financial statements that do not include a qualification of a "going concern" is not waived for additional future periods or if additional financing is not raised to meet the liquidity test, we may be in default of the debt agreement in the near-term. Upon the occurrence of an event of default (subject to notice and grace periods), additional interest of 4% per annum applies and obligations under the Credit Agreement could be accelerated. As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement as amended.
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

As of September 30, 2025, we had cash and cash equivalents of $21.1 million. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of September 30, 2025, we had an accumulated deficit of $316.8 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.
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
We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
•continue to establish our commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and product candidates for which we may obtain regulatory approval;
•continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications;
•pursue regulatory approvals for YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC;
•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•maintain, expand and protect our intellectual property portfolio;
•hire and retain clinical, manufacturing, commercialization and scientific personnel; and
•incur additional legal, accounting and other expenses while operating as a public company.
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
License and Collaboration Revenue
License and collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan. In September 2025, YCANTH (VP-102) received regulatory approval from Japan's Ministry of Health for treatment of molluscum contagiosum and will be available in Japan through our development partner Torii as TO-208.
Operating Expenses
Cost of Product Revenue
Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Cost of product revenue also includes period costs related to excess and obsolete inventory write-downs.
Cost of Collaboration Revenue
The costs of collaboration revenue consists of payments for commercial product and manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.
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
Research and Development Expenses
Research and development expenses consist of expenses incurred in connection with the discovery and development of YCANTH (VP-102) for the treatment of molluscum contagiosum, potential follow-on indications for YCANTH (VP-102), including common warts, and our other product candidates in addition to VP-315 for BCC. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
•manufacturing and supply scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial supply and commercial supply, including manufacturing validation batches;
•outsourced professional scientific development services;
•employee-related expenses, which include salaries, benefits and stock-based compensation;

•expenses relating to regulatory activities; and
•laboratory materials and supplies used to support our research activities.
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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from YCANTH (VP-102) or our other product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:
•the number of clinical sites included in the trials;
•the length of time required to enroll suitable patients;
•the number of patients that ultimately participate in the trials;
•the number of doses patients receive;
•the duration of patient follow-up; and
•the results of our clinical trials.
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

Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
Total revenue
Product revenue, net	$3,607	$(1,865)	$5,472
License and collaboration revenue	10,737	84	10,653
Total revenue	14,344	(1,781)	16,125
Operating expenses:
Cost of product revenue	754	351	403
Cost of collaboration revenue	355	84	271
Selling, general and administrative	9,403	16,083	(6,680)
Research and development	2,205	2,405	(200)
Total operating expenses	12,717	18,923	(6,206)
Income (loss) from operations	1,627	(20,704)	22,331
Other income (expense):
Interest income	159	221	(62)
Interest expense	(2,094)	(2,376)	282
Change in fair value of derivative liability	34	—	34
Other expense	—	(1)	1
Total other expense, net	(1,901)	(2,156)	255
Net loss	$(274)	$(22,860)	$22,586
Product Revenue, Net
Product revenue, net was $3.6 million for the three months ended September 30, 2025, compared to $(1.9) million for the three months ended September 30, 2024. The increase in product revenue, net was primarily related to an increase in deliveries of YCANTH to our distribution partners. Negative revenue for the three months ended September 30, 2024 was primarily due to an increase in our returns reserve of $1.7 million for estimated returns from certain distributors.
License and Collaboration Revenue
License and collaboration revenue was $10.7 million for the three months ended September 30, 2025, compared to $0.1 million for the three months ended September 30, 2024. License and collaboration revenue for the three months ended September 30, 2025 consisted of a $10.0 million development milestone payment from Torii as well as commercial supply and development activity. Collaboration revenue for the three months ended September 30, 2024 consisted of supplies and development activity with Torii.
Cost of Product Revenue
Cost of product revenue for the three months ended September 30, 2025 and 2024 was $0.8 million and $0.4 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).
Cost of Collaboration Revenue
Cost of collaboration revenue was $0.4 million and $0.1 million for the three months ended September 30, 2025 and 2024. Cost of collaboration revenue consisted of commercial product and supplies and development activity with Torii.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $9.4 million for the three months ended September 30, 2025, compared to $16.1 million for the three months ended September 30, 2024. Excluding the impact of stock-based compensation, the decrease of $5.6 million was primarily due to lower expenses related to commercial activities for YCANTH (VP-102), including decreases in compensation, benefits and travel due to reduced sales force of $3.5 million, decreased commercial costs of $1.2 million and decreased marketing and sponsorship costs of $0.8 million.

Research and Development Expenses
Research and development expenses were $2.2 million for the three months ended September 30, 2025, compared to $2.4 million for the three months ended September 30, 2024. Excluding the impact of stock-based compensation, the increase of $0.1 million is in line with prior year.
The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended September 30, 2025 and 2024. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
YCANTH (VP-102)	$304	$417	$(113)
VP-315	$197	$310	(113)
Common warts	16	211	(195)
Stock based compensation	287	605	(318)
Other unallocated expenses	1,401	862	539
Research and development expense	$2,205	$2,405	$(200)
Interest Income
Interest income was $0.2 million for the three months ended September 30, 2025 and September 30, 2024.
Interest Expense
Interest expense was $2.1 million for the three months ended September 30, 2025 compared to $2.4 million for the three months ended September 30, 2024 and consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements for each period. The decrease of $0.3 million was related to a lower outstanding principal balance under our Credit Agreement with OrbiMed.
Change in Fair Value of Derivative Liability
The change in the fair value of the derivative liability for the three months ended September 30, 2025 was $34,000, due to principal payments starting in January 2025, relating to the Credit Agreement. There was no derivative liability at September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenue:
Product revenue, net	$11,563	$6,259	$5,304
License and collaboration revenue	18,922	963	17,959
Total revenue	30,485	7,222	23,263
Operating expenses:
Cost of product revenue	1,517	1,257	260
Cost of collaboration revenue	523	858	(335)
Selling, general and administrative	27,103	48,944	(21,841)
Research and development	6,335	10,672	(4,337)
Total operating expenses	35,478	61,731	(26,253)
Loss from operations	(4,993)	(54,509)	49,516
Other income (expense):
Interest income	724	1,212	(488)
Interest expense	(6,428)	(7,063)	635
Change in fair value of derivative liability	886	—	886
Other expense	(1)	(17)	16
Total other expense, net	(4,819)	(5,868)	1,049
Net loss	$(9,812)	$(60,377)	$50,565
Product Revenue, Net
Product revenue, net was $11.6 million for the nine months ended September 30, 2025, compared to $6.3 million for the nine months ended September 30, 2024. The increase in product revenue, net, was primarily related to an increase in deliveries of YCANTH to our distribution partners. For the nine months ended September 30, 2024, product revenue, net was partially offset by an increase in our returns reserve of $1.7 million for estimated returns from our distributors.
License and Collaboration Revenue
License and collaboration revenue was $18.9 million for the nine months ended September 30, 2025, compared to $1.0 million for the nine months ended September 30, 2024. License and collaboration revenue for the nine months ended September 30, 2025 consisted of $18.0 million in milestone payments from Torii as well as supplies and development activity. License and collaboration revenue for the nine months ended September 30, 2024 consisted of supplies and development activity with Torii.
Cost of Product Revenue
Cost of product revenue for the nine months ended September 30, 2025 and 2024 was $1.5 million and $1.3 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).
Cost of Collaboration Revenue
Cost of collaboration revenue was $0.5 million for the nine months ended September 30, 2025, compared to $0.9 million for the nine months ended September 30, 2024. The decrease of $0.3 million was primarily due to decreased manufacturing supply required to support development and testing services pursuant to the Torii Clinical Supply Agreement.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $27.1 million for the nine months ended September 30, 2025, compared to $48.9 million for the nine months ended September 30, 2024. Excluding the impact of stock-based compensation, the decrease of $18.8 million was primarily due to lower expenses related to commercial activities for YCANTH (VP-102), including decreases in compensation, recruiting fees, benefits and travel due to reduced sales force of

$11.6 million, decreased marketing and sponsorship costs of $4.6 million, decreased commercial spend of $1.3 million and decreased legal costs of $1.3 million.
Research and Development Expenses
Research and development expenses were $6.3 million for the nine months ended September 30, 2025, compared to $10.7 million for the nine months ended September 30, 2024. Excluding the impact of stock-based compensation, the decrease of $3.6 million was primarily related to decreased clinical trial costs for VP-315 of $2.7 million and decreased chemistry, manufacturing and controls costs of $0.8 million.
The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the nine months ended September 30, 2025 and 2024. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change

VP-315	$391	$3,162	$(2,771)
YCANTH (VP-102)	1,015	1,635	(620)
Common warts	(50)	371	(421)
Stock based compensation	828	1,568	(740)
Other unallocated expenses	4,151	3,936	215
Research and development expense	$6,335	$10,672	$(4,337)
Interest Income
Interest income was $0.7 million for the nine months ended September 30, 2025 compared to $1.2 million for the nine months ended September 30, 2024. The decrease of $0.5 million was primarily due to a lower cash balance.
Interest Expense
Interest expense was $6.4 million for the nine months ended September 30, 2025 compared to $7.1 million for the nine months ended September 30, 2024 and consisted of interest expense on the OrbiMed Credit Agreement as described in Note 10 to our financial statements for each period. The decrease of $0.6 million was related to a lower outstanding principal balance under our Credit Agreement with OrbiMed.
Change in Fair Value of Derivative Liability
The change in the fair value of the derivative liability for the nine months ended September 30, 2025 was $0.9 million due to the principal payments starting in January 2025 relating to the Credit Agreement. There was no derivative liability at September 30, 2024.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $21.1 million. Since our inception, we have incurred negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, and $38.0 million from the Torii Agreement, which includes $8.0 million received in July 2025 and $10.0 million received in September 2025. In November 2024, we closed an underwritten offering of 4,551,824 shares of our common stock and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 223,595 shares of our common stock, and in either case, accompanying Series A Warrants to purchase 2,387,703 shares of our common stock at an exercise price of $10.68 per share of common stock and Series B Warrants to purchase 2,387,703 shares of our common stock at an exercise price of $13.35 per share of common stock, at a combined public offering price of $8.90 per share of common stock and accompanying Series A and Series B Warrants (or $8.899 per Pre-Funded Warrant and accompanying Series A and Series B Warrants). The offering resulted in net proceeds of $39.6 million, after deducting underwriting discounts and commissions, and offering expenses.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(13,036)	$(44,863)
Net cash used in investing activities	—	(27)
Net cash used in financing activities	(12,196)	(1,698)
Net decrease in cash and cash equivalents	$(25,232)	$(46,588)
Operating Activities
During the nine months ended September 30, 2025, operating activities used $13.0 million of cash, primarily resulting from a net loss of $9.8 million partially offset by non-cash stock-based compensation of $2.6 million and noncash interest of $2.1 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $7.0 million and an increase in prepaid expenses and other assets of $1.3 million partially offset by an increase in deferred revenue of $1.6 million.
During the nine months ended September 30, 2024, operating activities used $44.9 million of cash, primarily resulting from a net loss of $60.4 million partially offset by non-cash stock-based compensation of $6.4 million, non-cash amortization and impairment of right-of-use assets of $0.9 million and non-cash interest expense of $1.6 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in prepaid expenses and other assets of $1.5 million and a decrease in accounts payable of $1.5 million partially offset by decreases in accounts receivable of $4.4 million and a net increase in accrued expenses of $4.9 million.
Investing Activities
We did not use any cash in investing activities during the nine months ended September 30, 2025. During the nine months ended September 30, 2024 net cash used in investing activities of $27,000 was for the purchase of property and equipment.

Financing Activities
During the nine months ended September 30, 2025, net cash used by financing activities of $12.2 million was primarily due to the repayment of debt related to the Credit Agreement.
During the nine months ended September 30, 2024, net cash used by financing activities of $1.7 million was primarily due to $1.1 million of debt amendment costs paid related to the Credit Agreement and finance lease payments of $0.6 million.
Funding Requirements
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
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of September 30, 2025, we had an accumulated deficit of $316.8 million. We believe our cash, and cash equivalents of $21.1 million as of September 30, 2025 will be sufficient to support our planned operations into late fourth quarter of 2025. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding and considering our debt obligations, including a requirement to maintain cash, cash equivalents and investments of at least $10.0 million at all times, we have concluded there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. While beyond our control, we could receive up to $25.0 million upon the exercise of the Series A Warrants issued in conjunction with the November 2024 Equity Financing, which have an exercise price of $10.68 per share and expire in November 2025. This may result in additional liquidity during 2025 and alleviate the substantial doubt regarding our ability to continue as a going concern. We cannot predict with certainty that these funds will be received and alleviate the substantial doubt. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements, and timing, will depend on many factors, including:
•our ability to maintain compliance with our covenants under our Credit Agreement;
•the level of sales achieved, and costs related to the commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum;
•the costs, timing and outcome of regulatory review of our product candidates;
•the scope, progress, results and costs of our clinical trials;
•the scope, prioritization and number of our research and development programs;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to maintain compliance with covenants under our loan agreements;
•the extent to which we acquire or in-license other product candidates and technologies;
•the impact on the timing of our clinical trials and our business;

•the costs to scale up and secure manufacturing arrangements for commercial production of YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidate we successfully commercialize; and
•the costs of establishing and maintaining sales and marketing capabilities for YCANTH (VP-102) for the treatment of molluscum contagiosum and any product candidate that obtains regulatory approval.
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
Contractual Obligations and Commitments
As of September 30, 2025, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 3.     Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).
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
____________________________________________________
(1)Previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018.
(2)Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 23, 2025.
(3)Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018.
*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERRICA PHARMACEUTICALS INC.

November 14, 2025	By:	/s/ Jayson Rieger
Jayson Rieger
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Interim Chief Financial Officer
(Interim Principal Financial Officer)