Form 10-K
period 2025-12-31
Verrica Pharmaceuticals Inc.
filed 2026-03-11
CIK 1660334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38529
________________________________________________________
Verrica Pharmaceuticals Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________

Delaware	46-3137900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44 West Gay Street, Suite 400 West Chester, PA	19380
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (484) 453-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.0001 par value	VRCA	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Verrica Pharmaceuticals Inc.’s voting and non-voting common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $5.30 as reported on the Nasdaq Global Market on that date was approximately $27.3 million.
As of March 2, 2026, the registrant had 17,178,786 shares of common stock, $0.0001 par value per share, outstanding.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•our ability to obtain funding for our future operations;
•our estimates regarding future revenue, expenses and needs for additional financing;
•our ability to continue as a going concern;
•our expectations regarding the commercialization of YCANTH (VP-102) for the treatment of molluscum contagiosum as well as our plans to develop and commercialize our product candidates;
•the timing of our planned clinical trials for our product candidates;
•our ability to maintain regulatory approvals for YCANTH (VP-102) for the treatment of molluscum contagiosum or obtain approval for YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of basal cell carcinoma;
•the clinical utility of our product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our expectations about the willingness of healthcare professionals to use YCANTH (VP-102) for the treatment of molluscum contagiosum and any of our product candidates;
•our expectations about third-party payors to reimburse or patients to pay for YCANTH (VP-102) for the treatment of molluscum contagiosum and any of our product candidates;
•our intellectual property position;
•our plans to in-license, acquire, develop and commercialize additional product candidates for other dermatological conditions;
•our competitive position and the development of and projections relating to our competitors or our industry;
•our ability to identify, recruit and retain key personnel;
•the impact of laws and regulations;
•our ability to maintain compliance with the continued listing standards of the Nasdaq Global Market; and
•our estimates regarding future revenue, expenses and needs for additional financing.
You should refer to Item 1A. "Risk Factors" in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.
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

PART I
ITEM 1. BUSINESS
Overview
We are a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. Currently, our commercial product and portfolio of product candidates are clinician administered therapies in areas of high unmet need. This product portfolio consists of one product with an approved indication for molluscum contagiosum, or molluscum, with the potential for several follow-on indications, as well as additional pipeline product candidates. Our commercial product, YCANTH (VP-102), was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are currently developing YCANTH (VP-102) for a potential follow-on indication for the treatment of common warts. Our second development candidate, VP-315 (ruxotemitide), is an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma, or BCC.
We are currently focusing our efforts and financial resources on (i) the commercialization of YCANTH (VP-102) for the treatment of molluscum, (ii) the development of YCANTH (VP-102) for the treatment of common warts and (iii) the development of VP-315 for the treatment of BCC.
YCANTH (VP-102)
Commercial - Treatment of Molluscum
On July 21, 2023, YCANTH (VP-102) (cantharidin) 0.7% topical solution was the first product approved by the FDA for the treatment of molluscum in adult and pediatric patients two years of age and older. We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum. We have built a specialized sales organization consisting of approximately 40 field employee sales representatives as of December 31, 2025, in the United States focused on pediatric dermatologists, dermatologists, pediatricians and select other primary care health care providers, or HCPs.
Molluscum is a highly contagious common skin disease caused by a pox virus that produces multiple raised flesh-colored papules, or skin lesions. Molluscum typically presents with 10 to 30 lesions and can present with over 100 lesions. If left untreated, molluscum lesions persist for an average of 13 months, with cases remaining unresolved for up to five years. The symptoms of molluscum tend to cause considerable anxiety, and parents frequently seek treatment due to its highly contagious nature and physical appearance.
We estimate approximately 6 million people in the United States have molluscum of which we estimate that approximately 1 million are diagnosed annually. Molluscum has a 5% to 11% prevalence rate in children with the greatest incidence in individuals aged one to 14 years old. Accordingly, we estimate this represents a total addressable U.S. market of over $1 billion. We believe that the molluscum prevalence rate in the European Union and Asia is comparable to the United States.
In March 2024, YCANTH’s (VP-102) active pharmaceutical ingredient, or API, received New Chemical Entity (NCE) status and a listing in the Orange Book from the FDA, providing a minimum five years of regulatory exclusivity. We are continuing to explore the potential for YCANTH (VP-102) to obtain pediatric exclusivity in common warts. The Orange Book is an FDA publication that provides a list of drugs approved as safe and effective and also serves as the regulatory resource for information on drug marketing availability, bioequivalence, drug substitution, and patent and exclusivity data. The Orange Book also lists patents covering those drugs, approved methods of their use and regulatory exclusivity to which they may be entitled.
Physicians obtain YCANTH (VP-102) in two primary ways: 1) through a "white bag" service from a retail independent or specialty pharmacy or 2) on a buy and bill basis through our distribution partners. Effective April 1, 2024, YCANTH (VP-102) is reimbursed under a permanent J-code (J7354). J-codes are a type of Healthcare Common Procedure Coding System Level II code commonly used to designate non-orally administered drugs and other medical devices. J-codes help determine how managed care organizations reimburse Medical Providers. To date, we have reached approximately 250 million covered lives in the United States through positive insurance payor coverage decisions.

On September 19, 2025, Torii Pharmaceutical Co. Ltd., or Torii, received approval from the Japanese Ministry of Health, Labour and Welfare, or MHLW, for YCANTH (TO-208) for the treatment of molluscum. Torii became a wholly-owned subsidiary of Shionogi & Co., Ltd., on September 1, 2025.
On October 20, 2025, we announced the Committee for Medicinal Products for Human Use of the European Medicines Agency provided positive feedback that supports the filing of a Marketing Authorization Application for YCANTH (VP-102), as a treatment for molluscum in the European Union. We currently retain all global rights to YCANTH (VP-102) outside of Japan and we are currently exploring non-dilutive partnerships to fund development and commercialization for YCANTH (VP-102) for the treatment of molluscum in additional geographic regions outside of the United States and Japan.
On February 9, 2026, Torii announced the launch of YCANTH in Japan as a new treatment option for molluscum in children over 2 years of age.
Pipeline - Treatment of Common Warts
We are also developing YCANTH (VP-102) for the treatment of common warts. Common warts typically result in greater than one lesion. We estimate approximately 22 million people in the United States have common warts, and the total addressable U.S. market to be over $1 billion with an estimated two million patient visits for common warts each year. In the United States, approximately 50% of the patients who seek treatment for common warts are children, and approximately 25% of common warts patients are treated by pediatricians. We believe the common wart patient opportunity in the European Union and Asia is comparable to the United States. There are currently no FDA-approved products indicated for the treatment of common warts. While common warts can be treated with slow acting, over-the-counter products, the warts tend to be highly refractory and a cause for multiple consultations. We believe cantharidin’s role as a widely recognized and effective blistering agent for the treatment of skin lesions, coupled with YCANTH (VP-102)’s safety and efficacy data in clinical trials for the treatment of molluscum and common warts and along with the convenient ease of administration, will allow YCANTH (VP-102) to address many of the shortcomings associated with current over-the-counter therapies.
In June 2019, we announced positive topline results from our COVE-1 Phase 2 open label clinical trial of YCANTH (VP-102) for the treatment of common warts. COVE-1 included two cohorts that evaluated the safety and efficacy of YCANTH (VP-102) in subjects with up to six warts. We held a Type C meeting with FDA on our clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting resulted in gaining alignment on the design of our pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts. We have entered into a collaboration and license agreement with Torii Pharmaceutical Co., Ltd., or Torii, pursuant to which Verrica and Torii will equally split the cost of this Phase 3 clinical program, with Torii paying the first $40.0 million of costs when due and us repaying the costs over time, as discussed below. The Phase 3 program, or the Program, commenced in 2025, with the first patient dosed in the United States in December 2025.
VP-315
Pipeline - Treatment of Basal Cell Carcinoma (BCC)
We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. We obtained an exclusive worldwide license from Lytix BioPharma AS, or Lytix, to develop and commercialize VP-315 for dermatologic oncology indications, including squamous cell carcinoma, non-metastatic melanoma and non-metastatic Merkel cell carcinoma, and we intend to focus initially on BCC as the lead indication for development. BCC is the most common form of cancer in the U.S., and incidence is rising worldwide. There are approximately 3.6 million diagnoses of BCCs in the U.S. each year, with a high unmet need for new treatment options. More than one out of every three new cancers are skin cancers, and the vast majority are BCCs. In 2021, the estimated global BCC market was $6.7 billion, which is expected to grow to $11.5 billion in 2028. Mohs micrographic surgery is considered the most effective technique for treating BCCs with over 700,000 procedures in the United States annually. We believe VP-315 has the potential to be a non-surgical alternative or neoadjuvant therapy for the treatment of BCC.
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
Part 2 efficacy data showed that approximately 51% of tumors achieved complete histologic clearance. All tumors treated had a reduction in tumor size. Overall tumor size reduction was 86%. Tumor size reduction in subjects who still had any residual tumor was 71%. In November 2024, we also reported additional data based upon a post-hoc analysis of the data from the Study and announced a calculated objective response rate of 97%, with ORR defined as the percentage of study subjects who do not demonstrate disease progression and who experience at least a 30% level of tumor reduction along with partial or complete response following treatment.
In March 2025, we obtained positive feedback from the FDA from the end-of-Phase 2, or EOP2, meeting that supports an efficient Phase 3 program and path to registration for VP-315. This includes two Phase 3 studies, referred to herein as the VP-315 Program, of approximately 100 subjects each in placebo-controlled studies with a primary endpoint of complete clearance at week 14. Additional long-term follow-up studies will all be deferred to post approval commitments. We believe these data, coupled with the EOP2 regulatory feedback, further support the clinical efficacy and histologic clearance observed in the Phase 2 BCC trial. These data support the advancement of the VP-315 Program and we have initiated clinical and chemistry, manufacturing and controls, or CMC, activities to prepare commencement of Phase 3 clinical trials. We may also pursue non-dilutive strategic partnerships to help fund the development and commercialization of VP-315.
In November 2025, we presented additional data at the Society for Immunotherapy of Cancer 40th Annual Meeting, which showed that VP-315 induced a robust local immune response with both cell-mediated and humoral components, effectively shifting the tumor microenvironment from an immunosuppressive to an anti-tumor state, and additional data regarding the histologic assessment in non-injected lesions that suggests a potential abscopal-like effect. Since that presentation, we continued to evaluate the abscopal response in 14 observed but not treated lesions in the Phase 2 study, noting that 3 out of these 14 lesions had complete histologic clearance and that there was a 67% overall reduction in tumor size across all 14 lesions. If this overall product profile could be demonstrated in pivotal Phase 3 testing, we believe VP-315 has the potential to emerge as a non-surgical, immunotherapy treatment option for basal cell carcinoma and other skin cancers.
License Agreements
Torii Pharmaceutical Co., LTD
On March 17, 2021, we entered into a collaboration and license agreement, or the Torii Agreement, with Torii pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain cantharidin for the treatment of molluscum and common warts in Japan. Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Pursuant to the Torii Agreement, we received payments from Torii of $0.5 million in December 2020 and $11.5 million in April 2021. On July 25, 2022, Torii dosed the first patient in its Phase 3 trial of YCANTH (VP-102) (referred to as TO-208 in Japan) for molluscum in Japan, triggering an $8.0 million milestone payment recognized as license and collaboration revenue for the year ended December 31, 2022.
On May 14, 2024, we entered into the First Amendment to the Torii Agreement, or the First Amendment. Pursuant to the First Amendment, Verrica and Torii will equally split the cost of the global Phase 3 clinical trials of YCANTH (VP-102) for the treatment of common warts, or the Program, with Torii paying all of the costs when due and Verrica will repay half of the costs of the Program to Torii following the conclusion of the trial, or the Company Portion. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii has the right to offset the Company Portion plus applicable interest against certain of the milestone-based payments and transfer price payments that would otherwise be due to us under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Program costs, Torii may invoice us for the remaining Company Portion plus applicable interest. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments and transfer price payments in the Torii Agreement. The first patient in the Program was dosed in December 2025.
In conjunction with the First Amendment, we issued Torii a warrant to purchase up to 50,000 shares of our common stock at an exercise price per share of $95.60. The warrant has a term of ten years from the date of issuance and is exercisable only with respect to the shares that have vested as of the date of exercise. One-third of the shares underlying the warrant vested in December 2025 when the first patient was dosed in the Program, and the remaining vesting will occur one-third on the date that the database lock with respect to the Program occurs and one-third on the date we submit an NDA to the FDA for YCANTH (VP-102) for the treatment of common warts.
On June 27, 2025, we entered into the Second Amendment to the Torii Agreement, or the Second Amendment, which further revised the details of the cost sharing arrangement initially negotiated as part of the First Amendment. The Second Amendment among other things provided for the acceleration of an $8.0 million milestone fee payment that was received in July 2025. Pursuant to the Second Amendment, in September 2025, Torii also paid us a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum in Japan, in cash, rather than as an offset to costs of the Program as originally contemplated under the First Amendment. Torii will be paying the first $40.0 million of out-of-pocket costs when due, with us repaying to Torii half of such costs over time. Consistent with the First Amendment, to repay its portion of the costs of the Program, we will offset amounts otherwise due from Torii for certain transfer price payments, future royalties and remaining development milestones. To the extent the cost of the Program exceeds $40.0 million, we will pay such excess costs, up to a specified maximum amount, and Torii will repay to us half of such costs. The Second Amendment also sets forth that we will initiate a manufacturing transfer to Torii, which is expected to take several years, that will allow Torii to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, Torii will continue to purchase applicators from us. After the transfer of at least one component of the manufacturing process, we will begin earning royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.
Lytix BioPharma AS
In August 2020, we entered into an exclusive license agreement with Lytix pursuant to which we obtained an exclusive worldwide license for certain technology of Lytix to develop VP-315 for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma.
Our Product and Clinical Development Programs
Our Pipeline
The following table summarizes our product and product candidates. Except as provided by the Torii Agreement, we retain exclusive, royalty-free rights for YCANTH (VP-102) and VP-315.

		Pre-IND	Phase 2	Phase 3	NDA	NEAR-TERM CATALYSTS/-Expected Milestones

YCANTH	Molluscum Contagiosum					**COMMERCIALIZED**

Active Product Candidates

VP-102	Common Warts					Global Phase 3 Clinical Program initiated

VP-315	Basal Cell Carcinoma					Phase 3 Program planning currently underway

Potential Future Development Opportunities

VP-102	External Genital Warts					No plans underway to begin Phase 3 trial

VP-103	Plantar Warts					No plans underway to begin Phase 2 trial

Our Product: YCANTH (VP-102) for the Treatment of Molluscum
YCANTH (VP-102) is the first FDA-approved product for the treatment of molluscum and its API has been characterized as a NCE, with five years of non-patent regulatory exclusivity associated with that designation. YCANTH (VP-102) is a proprietary drug-device combination of a novel 0.7% w/v topical solution of cantharidin administered through our single-use precision applicator. YCANTH (VP-102) is currently reimbursed either under an assigned permanent J-code (J7354), which was published in April 2024, or under the pharmacy benefit. To date, we have reached approximately 250 million covered lives in the United States through positive insurance payor coverage decisions.

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
Commercial Strategy:
We commercialized YCANTH (VP-102) in the United States by building a specialized sales organization focused on pediatric dermatologists, dermatologists, pediatricians and select other primary care HCPs. In the future, we may commercialize YCANTH (VP-102) for additional geographic regions, independently or with a strategic partner. On March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum and common warts in Japan, including YCANTH (VP-102). Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.
Marketing Strategy:
We are focused on expanding product awareness and adoption of YCANTH (VP-102) across both healthcare professionals, or HCPs, and consumer segments. HCP marketing initiatives focus on driving adoption through targeted initiatives like peer-to-peer education, data-driven digital advertising, and customized sales representative programs tailored to practice needs such as understanding insurance coverage and product acquisition. Consumer marketing initiatives focus on disease education and awareness of YCANTH as the only HCP-administered, FDA-approved treatment option through social media and print advertising.
Sales and Distribution Strategy:
We have built a specialized sales organization in the United States focused on pediatric dermatologists, dermatologists, pediatricians, and select other primary care HCPs.
We believe our scientifically oriented, customer-focused team currently comprising approximately 40 field sales representatives and contractors allows us to reach the pediatric dermatologists and high decile dermatologists, pediatricians, and primary care HCPs in the United States as potential users of YCANTH (VP-102).
Physicians obtain YCANTH (VP-102) in two primary ways: 1) through a "white bag" service from retail independent or specialty pharmacies or 2) on a buy and bill basis through our wholesale distribution partners. In the fourth quarter of 2025, we launched YCANTH-Rx, a non-dispensing pharmacy, in order to streamline and simplify the provider experience by allowing offices to send YCANTH prescriptions to the same place, regardless of the patient's insurance coverage, for triage to an in-network dispensing pharmacy.
Market Access:
Our cross functional, payer and reimbursement account team has focused efforts in all channels, including, commercial, Medicaid and Managed Medicaid. Since launch, the team has secured coverage for YCANTH (VP-102) in approximately 250 million lives in the United States, with assignment to either the pharmacy benefit or medical benefit. Following the review of our application to Centers for Medicare & Medicaid Services, or CMS, Healthcare Common Procedure Coding System, or HCPCS, Application and the fourth quarter 2023 Drug and Biological HCPCS code application review cycle YCANTH (VP-102) we received a new HCPCS Level II code J7354, "Cantharidin for topical administration, 0.7%, single unit dose applicator (3.2 mg)" with an effective date of April 1, 2024.
Manufacture of Commercial Supply:
We do not have any manufacturing facilities. We rely on, and expect to continue to rely on, third parties for the manufacture of YCANTH (VP-102) and our product candidates for preclinical studies, clinical trials and for the commercial supply of our drug products. Manufacturing of the API for YCANTH (VP-102) and our cantharidin-based product candidates require a raw material that is derived from a natural source.
To date, we have obtained naturally-sourced cantharidin directly or indirectly from our supplier based in the People’s Republic of China. On July 16, 2018, we entered into a Supply Agreement, or the Supply Agreement, with Funing County Development Brucea Javanica Professional Cooperatives, or the Supplier, pursuant to which the Supplier has agreed to supply naturally-sourced cantharidin to us for a specified fixed price. Pursuant to the Supply Agreement, the Supplier agreed that it will not supply cantharidin, any beetles or other raw material from which cantharidin is derived to any other customer in North America, subject to specified minimum annual purchase orders and forecasts. However, as we did not purchase the specified minimum for the year ended December 31, 2024, this exclusivity provision no longer applies. As of December 31, 2025, we held inventories of approximately 150,000 finished drug product applicators in various stages of completion. With regards to the cantharidin API, we possessed total inventories in a combination of raw cantharidin and GMP API adequate to produce over 17 million additional finished drug product applicators in the United States. Our drug product contract manufacturers and primary packaging vendor are all US-based, FDA-registered establishments and have a history of supplying products to the pharmaceutical industry.
Competition:
The key competitive advantages of YCANTH (VP-102) are derived from its efficacy, safety, convenience, pricing, and stability. With respect to YCANTH (VP-102) for the treatment of molluscum, we are primarily competing with historical tendency of HCPs to watch-and-wait along with remedies such as unapproved topical products, natural oils, off-label drugs, natural remedies and compounded unstandardized cantharidin along with certain procedures including curettage, cryotherapy, and laser surgery.
In January 2024, the FDA also approved Zelsuvmi™ (berdazimer gel) for the treatment of molluscum in patients 1 year and older. Zelsuvmi launched in July 2025 and is prescribed for at-home use to be applied by a patient or caregiver once daily for up to 12 weeks.
Clinical Development Programs
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

Trial and Status	Formulation	Trial Design	Trial Objectives

Phase 2 COVE-1 Trial (Cohort 1 and Cohort 2: n=21 and 35, respectively) Results reported in June 2019	VP-102	Open-label, multi-center 2 cohorts Dosing regimens of 14 (Cohort 1) and 21 (Cohort 2) days evaluated for up to 4 applications 24-hour treatment Wart paring allowed in the second cohort	To evaluate safety and efficacy over four treatments
Based on results of our Phase 2 trial, we designed a Phase 3 program of YCANTH (VP-102) for the treatment of common warts. We held a Type C meeting with FDA on our clinical development plan for YCANTH (VP-102) common warts indication on November 6, 2023. The meeting resulted in gaining alignment on the design of a pivotal Phase 3 clinical development plan to evaluate YCANTH (VP-102) for the treatment of common warts. The Phase 3 program commenced in late 2025, with the first patient dosed in the United States in December 2025.
VP-315 for the Treatment of Basal Cell Carcinoma (BCC)
We are developing our product candidate, VP-315, for the treatment of BCC and potentially additional dermatological oncology indications. The FDA accepted our IND in November 2021. We dosed the first patient in a Phase 2 trial of VP-315 in BCC in April 2022. The Phase 2 trial was a three-part, open-label, multicenter, dose-escalation, proof-of-concept trial of VP-315 when administered intratumorally to adults with biopsy-proven BCC. Part 1 of the trial was designed to evaluate VP-315’s safety profile when administered in escalating doses to individual subjects. Part 2 was designed to confirm the exploratory dose from Part 1 and determine the optimal therapeutic regimen.
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
In November 2024, we also reported additional data based upon a post-hoc analysis of the data from the Study and announced a calculated ORR (defined as the percentage of study subjects who do not demonstrate disease progression and who experience at least a 30% level of tumor reduction along with partial or complete response following treatment) of 97%.
In November 2025, we presented additional data at the Society for Immunotherapy of Cancer 40th Annual Meeting, which showed that VP-315 induced a robust local immune response with both cell-mediated and humoral components, effectively shifting the tumor microenvironment from an immunosuppressive to an anti-tumor state, and additional data regarding the histologic assessment in non-injected lesions that suggests a potential abscopal-like effect. Since that presentation, we continued to evaluate the abscopal response in 14 observed but not treated lesions in the Phase 2 study, noting that 3 out of these 14 lesions had complete histologic clearance and there was a 67% overall reduction in tumor size across all 14 lesions. If this overall product profile could be demonstrated in pivotal Phase 3 testing, we believe VP-315 has the potential to emerge as a non-surgical, immunotherapy treatment option for basal cell carcinoma and other skin cancers.
In March 2025, we also obtained feedback from the FDA from the end-of-Phase 2 (EOP2) meeting that supports an efficient Phase 3 program and path to registration for VP-315. This includes two Phase 3 studies of approximately 100 subjects each in placebo-controlled studies with a primary endpoint of complete clearance at week 14. Additional long-term follow up studies will all be deferred to post approval commitments. We believe these data, coupled with the EOP2 regulatory feedback, further support the clinical efficacy and histologic clearance observed in the Phase 2 BCC trial. These data also help inform next steps for the advancement of the VP-315 Program into Phase 3 clinical trials and we are evaluating the cost and logistics for the initiation of the VP-315 Program. We may explore non-dilutive strategic partnerships to help fund the development and commercialization of VP-315.
Competition for Pipeline Products
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
We are aware of several other product candidates in development as potential treatments for the indications we intend to target for YCANTH. There are a number of other companies developing products for common warts. In addition, other drugs have been used off-label as treatments for common warts.
With respect to VP-315, multiple companies are developing therapies for BCC across various stages of clinical development. While surgery remains the historical standard of care for superficial and nodular BCC, there is increasing interest in non-surgical alternatives given the potential for disfigurement and procedure-related morbidity, including infection, pain and scarring. Several companies are actively conducting clinical trials in superficial and nodular BCC. In addition, companies with FDA-approved therapies for advanced and metastatic cancers are pursuing label expansions to include locally advanced and metastatic BCC, and at least one such company is evaluating its agent in early-stage BCC clinical studies.
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
We currently have three issued United States utility patents covering the cantharidin formulation of YCANTH (VP-102), applicator devices and systems comprising the formulation, and methods of using the same, e.g., for the treatment of molluscum. The first of these U.S. patents will expire on June 11, 2037 (including 745 days of patent term extension, or PTE, granted by the United States Patent and Trademark Office, or USPTO, on June 6, 2025), and the other two will expire on August 22, 2038. We also have an issued U.S. utility patent covering the YCANTH (VP-102) applicator which will expire on February 19, 2041. Additionally, we have granted patents in Australia, Brazil, Canada, Europe, India, Israel, Japan, South Korea, and Mexico covering our proprietary cantharidin formulations, applicator devices and systems comprising the formulations, and methods of using the same. Additionally, we have granted patents in Australia, Brazil, Canada, China, Israel, Japan, and South Korea, as well as an allowed patent application in Europe, covering the YCANTH (VP-102) applicator.
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
In addition, we currently have three United States patents covering methods of preparing and purifying cantharidin, as well as granted patents in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, and Mexico covering methods of preparing cantharidin. Additionally, we have a granted patent in Japan covering methods of purifying cantharidin.
As of February 16, 2026, we have nationalized seven international PCT patent applications for utility patents related to YCANTH (VP-102), six of which have been nationalized in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, and Mexico, and one of which has been nationalized in the United States, Europe, and Japan. Six of these European patent applications have been registered in Hong Kong. These patent applications relate to YCANTH (VP-102), including our proprietary cantharidin formulation and applicator, and other inventions related to YCANTH (VP-102). Our patent applications related to YCANTH (VP-102) include claims relating to (i) our specific formulations and preparations of YCANTH (VP-102), (ii) the design of our proprietary applicator, including both the general design and specific design elements, (iii) claims related to safety features included in the YCANTH (VP-102) formulation, including colorants and bittering agents, (iv) methods of administration of YCANTH (VP-102) for the treatment of skin lesions, and (v) our proprietary ampule crush tool for use with our YCANTH (VP-102) applicator, (vi) methods for the synthesis of cantharidin, (vii) methods for purifying cantharidin and (viii) methods for detecting impurities in cantharidin. Excluding any patent term adjustment and/or patent term extension, any additional utility patents to issue from these patent applications are projected to expire between 2034 and 2041. We cannot provide any assurance as to whether any additional patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be granted.
VP-315
Pursuant to the Lytix Agreement, we have in-licensed U.S. and international patents and patent applications covering the active pharmaceutical agent of VP-315, formulations thereof, and methods of use. In addition, we have filed an international PCT application and a U.S. non-provisional utility patent application covering our clinical protocol for administering VP-315 for the treatment of skin cancers including BCC. Excluding any patent term adjustment and/or patent term extension, any U.S. or foreign utility patents to issue from our PCT application covering our clinical protocol for administering VP-315 are projected to expire on April 12, 2044; and excluding any patent term adjustment and/or patent term extension, any U.S. utility patents to issue from our U.S. non-provisional utility patent application covering our clinical protocol for administering VP-315 are projected to expire on January 24, 2045. While we seek to protect our clinical protocol for administering VP-315 under our pending patent applications, we cannot provide any assurance as to whether any patents will issue from these patent applications or, if any patents do issue, the scope of the claims that will be granted.
Patent Term
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued from applications in the United States are granted for a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent’s term can be adjusted to recapture a portion of the USPTO's delay in examining and issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug or a method for using it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
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
Torii Collaboration and License Agreement
In August 2020, we entered into an option agreement with Torii for the development and commercialization of our product candidates for the treatment of molluscum and common warts in Japan, including YCANTH (VP-102), or the Option Agreement. Torii paid us $0.5 million to secure the exclusive option.
On March 2, 2021, Torii exercised the exclusive option in the Option Agreement. On March 17, 2021, we entered into the Torii Agreement with Torii, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum and common warts in Japan, including YCANTH (VP-102). Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.
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
From the inception of the Torii Agreement through December 31, 2025, we have received $38.0 million in milestone revenue from Torii. We are entitled to receive from Torii up to $32.0 million in aggregate payments contingent on achievement of specified regulatory and sales milestones, in addition to tiered transfer price payments for supply of product in the percentage range of the mid-30s to the mid-40s of net sales. The transfer payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product. See discussion of the Second Amendment below for detail on the planned transfer of manufacturing for the Japanese market to Torii.
On March 7, 2022, pursuant to the Torii Agreement, we entered into a Clinical Supply Agreement with Torii, whereby we are obligated to supply product to Torii for use in clinical trials and other development activities. We recognized billed and unbilled license and collaboration revenue of $2.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively related to supplies and development activity pursuant to this agreement.
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
On May 14, 2024, we entered into the First Amendment pursuant to which, we and Torii will equally split the cost of the Program, with Torii paying all of the costs when due and we will repay Torii the Company Portion. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii has the right to offset the Company Portion plus applicable interest against certain of the milestone-based payments that would otherwise be due to us under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after the date on which Torii made its first payment for the Program costs, Torii may invoice us for the remaining Company Portion plus applicable interest. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement.
In conjunction with the First Amendment, we issued Torii a warrant to purchase up to 50,000 shares of our common stock at an exercise price per share of $95.60. The warrant has a term of ten years and is exercisable only with respect to the shares that have vested as of the date of exercise. The shares underlying the warrant vested one-third in December 2025 when the first patient was dosed in the Program, with the remaining vesting occurring one-third on the date that the database lock with respect to the Program occurs and one-third on the date the Company submits a new drug application to the FDA for YCANTH (VP-102) for the treatment of common warts.
On June 27, 2025, we entered into the Second Amendment, which further revised the details of the cost sharing arrangement initially negotiated as part of the First Amendment. The Second Amendment, among other things, provided for the acceleration of an $8.0 million milestone fee payment that was received by us in July 2025. Pursuant to the Second Amendment, in September 2025, Torii also paid to us a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum in Japan, in cash, rather than as an offset to costs of the Program as originally contemplated under the First Amendment. Torii will be paying the first $40.0 million of out-of-pocket costs when due, with Verrica repaying to Torii half of such costs over time. Consistent with the First Amendment, to repay its portion of the costs of the Program, we will offset amounts otherwise due from Torii for certain transfer price payments, future royalties and remaining development milestones. To the extent the cost of the Program exceeds $40.0 million, we will pay such excess costs, up to a specified maximum amount, and Torii will repay to us half of such costs. The Second Amendment also sets forth that we will initiate a manufacturing transfer to Torii, which is expected to take several years, that will allow Torii to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, Torii will continue to purchase applicators from us. After the transfer of at least one component of the manufacturing process, we will begin earning royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.
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
In connection with entering the Lytix Agreement, we made an initial payment of $0.3 million. We made additional payments of $2.3 million in February 2021 and $1.0 million in May 2022 upon the achievement by Lytix of a regulatory milestone. Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis based on the later of the expiration or abandonment of the last to expire licensed patent covering the active ingredient of VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that was initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.
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
The process required by the FDA before a drug may be marketed in the United States generally involves:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, at each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;
•submission to the FDA of a new drug application, or NDA, together with payment of the applicable user fee;

•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of chemistry, manufacturing and controls testing, an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data; and
•FDA review and approval of the NDA.
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
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an institutional review board, or IRB, at each participating clinical site, or a central IRB serving such sites, must review and approve the plan for any clinical trial before it commences, and must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.
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
In some cases, the FDA may grant conditional approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.
Progress reports detailing the results of the clinical trials must be submitted, at least annually, to the FDA, and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at any participating clinical site if the clinical trial is not being conducted in accordance with the IRB's requirements, or if the drug has been associated with unexpected serious harm to patients.

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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls data and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of "filing" of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has sixty days from receipt to make a decision as to whether the application has been accepted for filing.
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
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product's continued safety, quality and purity.
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
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional chemistry, manufacturing and controls documentation, clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant's product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant who files an Abbreviated New Drug Application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the date on which such patent expires or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers. The applicant may also elect to submit a "section viii" statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.
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
The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired. Specifically, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a New Chemical Entity, or NCE, which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An "active moiety" is defined as the molecule or ion responsible for the drug substance's physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA's findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request.

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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market or if requested by the Sponsor. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential FDA enforcement actions include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising and promotion of products. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. Companies may also share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgement, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer's communications on the subject of off-label use of their products. Promotional materials distributed by companies must be submitted to the FDA on the date of first use.
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
Section 503A of the FDCA exempts licensed pharmacists or licensed physicians who compound products for identified, individual patients, based on the receipt of a valid prescription order, from the FDCA's new drug approval requirements, cGMP requirements, and the requirement to label products with adequate directions for use, provided certain conditions are met. These conditions include that the pharmacist or physician does not compound regularly or inordinate amounts any drug product that is essentially a copy of a commercially available drug product, unless there is a difference between the compounded product and the commercially available product that is made for an individual patient, and which the prescribing practitioner determines produces a significant difference for that patient. The FDA has interpreted this prohibition to mean that the compounding of a product with the same active pharmaceutical ingredient as a commercially available drug, that has the same, similar, or an easily substitutable dosage strength as the commercially available drug, and that can be used by the same route of administration as the commercially available drug, cannot be conducted under Section 503A usually, very often, or at regular times or intervals, or more frequently or in larger quantities than needed to address unanticipated emergency circumstances, unless the limited exception described above applies.
In addition, compounding under Section 503A may only use bulk drug substances that appear on a list issued by FDA through regulations, and/or that comply with certain other conditions specified in the statute.
Unlike Section 503A, Section 503B of the FDCA allows certain entities to compound drugs that are not necessarily prepared in response to prescriptions for identified, individual patients. Such facilities must register with the FDA as outsourcing facilities, and once registered (including payment of a fee), the outsourcing facility must meet certain conditions in order to be exempt from the FDCA's approval requirements and the requirement to label products with adequate directions for use. Under Section 503B, a drug must be compounded in compliance with cGMP, by or under the direct supervision of a licensed pharmacist in order to be so exempt. The outsourcing facility must also report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months, and information about the compounded products, such as the source of the active ingredients used to compound pursuant to Section 503B(b)(2). If the outsourcing facility compounds using bulk drug substances, the bulk drug substances must either appear on a list established by the FDA of bulk drug substances for which there is a clinical need or be used to compound drugs that appear on a list established by the FDA of drugs for which there is a shortage. Although the FDA has not yet established a list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the FDA's list of bulk drug substances for which there is a clinical need. Cantharidin is currently listed among those nominated substances for which bulk drug substance may be used in compounding by outsourcing facilities pending FDA's evaluation. In January 2025, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, including, in the case of a bulk drug substance that is a component of an FDA-approved drug, an evaluation of whether there exists an attribute of the approved drug that makes it medically unsuitable to treat certain patients; whether the drug product proposed to be compounded is intended to address that attribute; and whether the drug product proposed to be compounded must be compounded from a bulk drug substance rather than from the finished, FDA-approved drug product. An outsourcing facility would need to satisfy these criteria before being permitted to compound a cantharidin product using bulk cantharidin.
In addition, an outsourcing facility must meet other conditions described in Section 503B, including reporting adverse events and labeling compounded products with certain information. Registered outsourcing facilities are prohibited from selling compounded drugs through a wholesale distributor, or from compounding drugs that are essentially copies of FDA-approved drugs. A drug is "essentially a copy of an approved drug" if it is identical or nearly identical to an approved drug, which the FDA has interpreted to mean that it has the same active ingredient(s), route of administration, dosage form, dosage strength and excipients as the approved drug, or if it has the same active ingredient as an approved drug and there is not a change from the approved drug that produces a clinical difference for an individual patient, as determined by the prescribing practitioner. Registered outsourcing facilities are subject to FDA inspection, and FDA conducts inspections on a risk-based frequency under Section 503B(b)(4) of the FDCA.

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
The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and other individuals and entities on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.
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
The federal civil and criminal false claims laws, including the False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on certain health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys' fees and costs associated with pursuing federal civil actions.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), teaching hospitals, and other health care professionals (such as physician assistants and nurse practitioners), as well as information regarding ownership and investment interests held by physicians and their immediate family members.
We may also be subject to state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Coverage and Reimbursement
Market acceptance and sales of any drug products depend in part on coverage and the extent to which adequate reimbursement for drug products is available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Coverage and reimbursement for our product also depends on coverage and adequate reimbursement for the procedures using YCANTH (VP-102). A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of our products. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor's determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.
CMS has issued a permanent Healthcare Common Procedure Coding System, or HCPCS, Level II code, or J-code, (J7354) for YCANTH, as an FDA-approved treatment for molluscum. Under the HCPCS process, the J-code for YCANTH was published April 1, 2024. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payors for physician-administered drugs and are intended to simplify the claims submission and documentation process, facilitating access for patients.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years and single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price

Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.
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
Reimbursement by a third-party payor for YCANTH (VP-102) and our product candidates may depend upon a number of factors, including the third-party payor's determination that a procedure is safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.
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
There have been judicial and Congressional challenges and amendments to certain aspects of the ACA. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Additionally, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. These and other laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for YCANTH (VP-102) or our product candidates, if approved, and, accordingly, our financial operations.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission's Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers' global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida's Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

Employees and Human Capital Resources
As of December 31, 2025, we had 76 full-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Risk Factors Summary
Our business is subject to a number of risks and uncertainties, including those risks discussed below. These risks include, among others, the following:
Risks Related to Our Financial Position and Capital Needs
•We have incurred significant losses since our inception. We expect to incur losses until revenue from YCANTH (VP-102) for the treatment of molluscum is sufficient to fund our operations, if ever, and we may never achieve or maintain profitability.
•We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the continued commercialization of YCANTH (VP-102) for the treatment of molluscum as well as the development of YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of basal cell carcinoma. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy, which could have a material adverse impact on our financial results and future operations.
•We have a limited operating history and limited history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•Greater than expected returns of YCANTH (VP-102) may exceed our reserve for returns, which would adversely affect our revenue and operating results.
•While our financial statements have been prepared assuming that we will continue as a going concern, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
Risks Related to the Development of Our Product Candidates
•If we are unable to successfully develop, receive regulatory approval for and commercialize any additional product candidates, or experience significant delays in doing so, our business will be harmed.
Risks Related to the Commercialization of Our Product and Other Product Candidates
•We face substantial competition which may result in a smaller than expected commercial opportunity and/or others discovering, developing or commercializing products before or more successfully than we do.
•The success of YCANTH (VP-102) for the treatment of molluscum and our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
•The market for YCANTH (VP-102) for the treatment of molluscum and our product candidates may not be as large as we expect.
Risks Related to Our Dependence on Third Parties
•We currently rely on a third party to supply the raw materials and applicator components used for YCANTH (VP-102) and if we encounter any extended difficulties in procuring, or creating an alternative for those components or our raw material in YCANTH (VP 102) or any of our product candidates, our business operations would be impaired.
•We have entered into, and may seek additional, collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

Risks Related to Our Intellectual Property
•If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
•The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
•If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
.
Risks Related to Our Financial Position and Capital Needs
We have incurred significant losses since our inception. We expect to incur losses until revenue from YCANTH (VP-102) is sufficient to fund our operations, if ever, and may never achieve or maintain profitability.
We are a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. Since inception, we have incurred significant net losses. We incurred net losses of $17.9 million and $76.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $324.9 million. Since inception, we have financed our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.
We have devoted substantially all of our financial resources and efforts to the development of our novel topical solution of cantharidin and our product, YCANTH (VP-102), for the treatment of molluscum, including preclinical studies and clinical trials. YCANTH (VP-102) was approved by the Food and Drug Administration, or FDA, for the treatment of molluscum in July 2023. We are also developing YCANTH (VP-102) as a treatment for common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications.
Therefore, we expect to continue to incur significant expenses and operating losses until revenue from YCANTH (VP-102) for the treatment of molluscum is sufficient to fund our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses may increase as we:
•continue to establish our commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum and product candidates for which we may obtain regulatory approval;
•continue our ongoing clinical programs evaluating VP-102 for the treatment of common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications;
•pursue regulatory approvals for YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC;
•seek to in-license or acquire additional product candidates for other dermatological conditions;
•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•maintain, expand and protect our intellectual property portfolio;
•hire and retain clinical, manufacturing, commercialization and scientific personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.
To become and remain profitable, we must succeed in commercializing YCANTH (VP-102) for the treatment of molluscum and developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including the continued commercialization of YCANTH (VP-102) for the treatment of molluscum, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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
We will need substantial additional funding to meet our financial obligations and to pursue our business objectives, including the continued commercialization of YCANTH (VP-102) for the treatment of molluscum as well as the development of YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy, which could impact our ability to continue as a going concern.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales of our product candidates. We expect to continue to incur significant expenses over the next several years as we commercialize YCANTH (VP-102) for the treatment of molluscum, pursue clinical trials and marketing approval for YCANTH (VP-102) for the treatment of common warts and potentially other indications, pursue clinical trials and marketing approval for VP-315 for the treatment of BCC and potentially additional dermatological oncology indications and advance any of our other product candidates we may develop or otherwise acquire. YCANTH (VP-102), for the treatment of molluscum and our product candidates, if approved, may not achieve commercial success. Although YCANTH (VP-102) has been approved by the FDA for the treatment of molluscum, we do not expect to generate substantial revenue from YCANTH (VP-102) in the near term. We have incurred, and expect to continue to incur, significant commercialization expenses related to product sales, marketing, distribution and manufacturing of YCANTH (VP-102) as well as any product candidates for which we receive marketing approval.
Based on our current business plan and current capital resources, consisting of cash and cash equivalents of $30.1 million as of December 31, 2025, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying financial statements are issued. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our commercialization activities for YCANTH (VP-102) for the treatment of molluscum, our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:
•the progress and success of commercializing YCANTH (VP-102) for the treatment of molluscum in the United States;

•the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for YCANTH (VP-102) for the treatment of molluscum and any of our product candidates for which we may receive marketing approval;
•the scope, progress, costs and results of our development programs evaluating YCANTH (VP-102) as a potential treatment for common warts, as well as VP-315 for the treatment of BCC;
•the extent to which we develop, in-license or acquire product candidates or technologies;
•the number and development requirements of product candidates that we may pursue;
•the costs, timing and outcome of regulatory review of our product candidates;
•the revenue received from commercial sales of YCANTH (VP-102) for the treatment of molluscum and any of our product candidates for which we receive marketing approval;
•our ability to establish collaborations to commercialize YCANTH (VP-102) for the treatment of molluscum or any of our product candidates outside the United States; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
We will require additional capital to continue to commercialize YCANTH (VP-102) for the treatment of molluscum, and to develop YCANTH (VP-102) for the treatment of common warts, and VP-315 for the treatment of BCC and potentially other dermatological indications. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. For example, we have paused the development of VP-102 for the treatment of external genital warts and VP-103 for the treatment of plantar warts due to our cash position.
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

We have a limited operating history and limited history of commercialization, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Our operations to date have been largely focused on raising capital and developing YCANTH (VP-102) for the treatment of molluscum and our product candidates, including undertaking preclinical studies and conducting clinical trials. YCANTH (VP-102), which was approved by the FDA for treatment of molluscum in July 2023, is our only approved product and became commercially available in August 2023. We have not yet demonstrated our ability to successfully manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization over an extended timeframe. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing products.
While our financial statements have been prepared assuming that we will continue as a going concern, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
While our financial statements have been prepared assuming that we will continue as a going concern, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern. Based on our current business plan and current capital resources, consisting of cash and cash equivalents of $30.1 million as of December 31, 2025, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying financial statements are issued.
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
We currently have only one product that is approved for commercial sale. We have invested substantially all of our efforts and financial resources in the development of YCANTH (VP-102) for the treatment of molluscum. We are also developing YCANTH (VP-102) as a treatment for common warts, and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. Our ability to generate substantial revenue from YCANTH (VP-102) for the treatment of molluscum or our product candidates will depend heavily on their successful development, regulatory approval and commercialization. The success of YCANTH (VP-102) for the treatment of molluscum and any product candidates that we develop or otherwise may acquire which receive regulatory approval will depend on several factors, including:
•timely and successful completion of preclinical studies and our clinical trials;
•successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for YCANTH (VP-102) and any of our product candidates that receive regulatory approval;
•receipt of timely marketing approvals from applicable regulatory authorities;
•commercial sales of YCANTH (VP-102) for the treatment of molluscum and, if approved, our product candidates
•acceptance of YCANTH (VP-102) for the treatment of molluscum and, if approved, our product candidates, by patients, the medical community and third-party payors, for their approved indications;
•our success in educating physicians and patients about the benefits, administration and use of YCANTH (VP-102) for the treatment of molluscum and, if approved, our product candidates;

•the prevalence and severity of adverse events experienced with YCANTH (VP-102) for the treatment of molluscum and our product candidates;
•the availability, perceived advantages, cost, safety and efficacy of alternative treatments for the indications addressed by our product and product candidates;
•our ability to produce YCANTH (VP-102) for the treatment of molluscum and, if approved, our product candidates on a commercial scale;
•obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product and product candidates and otherwise protecting our rights in our intellectual property portfolio;
•maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;
•competing effectively with other procedures; and
•maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.
Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Our product candidates' success in clinical trials is not guaranteed, and even if clinical trials are successful, it will not guarantee regulatory approval. Following submission of an NDA, it may not be accepted for substantive review, or even if it is accepted for substantive review, the FDA or other comparable foreign regulatory authorities may require that we conduct additional studies or clinical trials, provide additional data, take additional manufacturing steps, or require other conditions before they will reconsider or approve our application. If the FDA or other comparable foreign regulatory authorities require additional studies, clinical trials or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA or other comparable foreign regulatory authorities may not consider sufficient any additional required studies, clinical trials, data or information that we perform and complete or generate, or we may decide to abandon the program.
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
We cannot assure you that any clinical trial that we have conducted, are currently conducting, or may conduct in the future will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.
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
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or failing to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials of our product candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate; and
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted, by the safety review committee for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
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
Successful and timely completion of clinical trials will require enrolling a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the product candidate in the trial;
•the availability of products and other treatments to treat the skin disease in the trial;
•the willingness of patients to be enrolled in our clinical trials;
•the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•the proximity and availability of clinical trial sites for prospective patients.
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
In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we succeeded in designing and executing a clinical trial to support regulatory approval of YCANTH (VP-102) for the treatment of molluscum, we may not be similarly successful with respect to the clinical trials for our product candidates, including YCANTH (VP-102) for the treatment of common warts. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Interim "top-line" and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
Additionally, if we or others identify undesirable side effects caused by our products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•regulatory authorities may require additional warnings on the labels;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients; and
•our reputation and physician or patient acceptance of our products may suffer.
There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of YCANTH (VP-102) for the treatment of molluscum or the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
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
A key element of our strategy is to build and expand our pipeline of product candidates, including by developing YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. In addition, we intend to in-license or acquire additional product candidates for other dermatological conditions to build a fully integrated dermatology company. We may not be able to identify or develop product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics indicating they are unlikely to be products that will receive marketing approval and achieve market acceptance.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the commercialization of YCANTH (VP-102) for the treatment of molluscum, as well as the development of VP-315 for the potential treatment of BCC. As a result, we may forego pursuit of opportunities with other product candidates, such as our decision to pause development activities for VP-102 for the treatment of external genital warts or VP-103 for the treatment of plantar warts, or we may delay the development of YCANTH (VP-102) for the treatment of other indications that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. With the exception of YCANTH (VP-102) for the treatment of molluscum, we have not obtained regulatory approval for any product candidate and it is possible that any other product candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any future drug product candidates in the United States until we receive regulatory approval of an NDA or sNDA as applicable, from the FDA.
Prior to obtaining approval to commercialize YCANTH (VP-102) for any indication other than molluscum, or any other potential drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development program.
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

Even if we eventually complete clinical testing and receive approval of an NDA, sNDA or foreign marketing application for any product candidates, or additional YCANTH (VP-102) indications, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
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
Risks Related to the Commercialization of Our Product and Product Candidates
YCANTH (VP-102) for the treatment of molluscum and any of our product candidates that receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
YCANTH (VP-102) for the treatment of molluscum and any of our product candidates that receive marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If YCANTH (VP-102) for the treatment of molluscum or our product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate sufficient revenue and we may not become profitable. The degree of market acceptance of YCANTH (VP-102) for the treatment of molluscum and our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy, safety and potential advantages compared to alternative treatments, including YCANTH (VP-102) compared to compounded cantharidin;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments, including compounded cantharidin;
•the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•our ability to hire and retain a sales force in the United States;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement for YCANTH (VP-102) for the treatment of molluscum and any product candidates that receive marketing approval;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.
The failure of healthcare professionals or patients to perceive the benefits of using YCANTH (VP-102) for the treatment of molluscum instead of compounded cantharidin or other alternative therapies, such as curettage or cryotherapy, would adversely affect the commercial success of YCANTH (VP-102) for the treatment of molluscum.

If we are unable to maintain sales, marketing and distribution capabilities for YCANTH (VP-102) for the treatment of molluscum or any product candidate that may receive regulatory approval, we may not be successful in commercializing YCANTH (VP-102) for the treatment of molluscum or our product candidates if and when they are approved.
We are in the early stages of commercializing YCANTH (VP-102) for the treatment of molluscum. To achieve commercial success for YCANTH (VP-102) for the treatment of molluscum and any other product candidate for which we may obtain marketing approval, we will need to maintain an effective sales and marketing organization. We have built a focused sales and marketing organization to launch YCANTH (VP-102) for the treatment of molluscum in the United States but expect we will need to expand upon it if we receive approval of other product candidates. There are inherent risks to maintaining a standalone commercial organization, which is also time-consuming and requires significant financial resources.
Factors that create risk and may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products;
•challenges in removing unapproved cantharidin products from the market place;
•inability to obtain favorable insurance coverage of any approved product;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
If we are unable to maintain our own sales, marketing and distribution capabilities and are forced to enter into arrangements with, and rely on, third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.
We face substantial competition, which may result in a smaller than expected commercial opportunity and/or others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical and specialty pharmaceutical companies, compounding facilities, academic institutions and governmental agencies and public and private research institutions.
In January 2024, Ligand Pharmaceuticals received FDA approval for Zelsuvmi, a topical treatment for molluscum which directly competes with YCANTH (VP-102). Zelsuvmi became commercially available in July 2025. There are also a number of other companies developing products for common warts. In addition, other drugs have been and may continue to be used off label as treatment for molluscum and common warts and there are other existing alternative therapies such as curettage or cryotherapy.
Currently some of the market demand for cantharidin may be satisfied by compounding pharmacies and registered outsourcing facilities regulated under Sections 503A and 503B of the FDCA. Since we received approval for YCANTH (VP-102) for the treatment of molluscum, any compounding by licensed pharmacists or licensed physicians under Section 503A is not legally permitted to include, regularly or in inordinate amounts, the compounding of any drug that is essentially a copy of YCANTH (VP-102). The FDA has announced it intends to consider a compounded drug product to be essentially a copy of a commercially available drug under Section 503A if it has the same API, has the same, similar, or an easily substitutable dosage strength, and can be used by the same route of administration. However, a compounded product would not be considered essentially a copy of YCANTH (VP-102), and could be compounded under Section 503A, if there were a difference between the compounded product and YCANTH (VP-102) that was made for an individual patient, and which the prescribing practitioner determines produces a significant difference for that patient. Similarly, any compounding by outsourcing facilities under Section 503B would not be legally permitted to include the compounding of a drug that is essentially a copy of YCANTH (VP-102), where the compounded drug would be considered essentially a copy if it were identical or nearly identical to YCANTH (VP-102) (which the FDA has interpreted to mean it has the same active ingredient(s), route of administration, dosage form, dosage strength and excipients as the approved drug), or if it contains the active ingredient in YCANTH (VP-102) (cantharidin), unless there is a change from the approved drug that produces a clinical difference for an individual patient as determined by the prescribing practitioner.
Compounding pharmacies and registered outsourcing facilities may therefore be permitted to compound cantharidin drug products, even though we received approval for YCANTH (VP-102) for the treatment of molluscum, if a prescribing practitioner determines that a compounded product prescribed for a specific patient features a change from YCANTH (VP-102) that produces a significant difference for the patient (under Section 503A), or if a prescribing practitioner determines a compounded cantharidin product features a change from YCANTH (VP-102) that produces a clinical difference for the patient (under Section 503B). Physicians may determine that such differences exist for some or all of their patients and may choose to prescribe compounded cantharidin products for such patients. Moreover, under Section 503B, outsourcing facilities are not limited to compounding in response to prescriptions for identified, individual patients, and could compound using bulk cantharidin provided cantharidin appears on a list established by the FDA of bulk drug substances for which there is a clinical need or satisfies certain other limited conditions. Although the FDA has not yet established a list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the FDA’s list of bulk drug substances for which there is a clinical need. Cantharidin is currently listed among those nominated substances for which bulk drug substance may be used in compounding by outsourcing facilities pending FDA’s evaluation.
In January 2025, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, including, in the case of a bulk drug substance that is a component of an FDA-approved drug, an evaluation of whether there exists an attribute of the approved drug that makes it medically unsuitable to treat certain patients; whether the drug product proposed to be compounded is intended to address that attribute; and whether the drug product proposed to be compounded must be compounded from a bulk drug substance rather than from the finished, FDA-approved drug product. If the FDA implements these criteria as in the Guidance for Industry, an outsourcing facility may be permitted to compound a cantharidin product using bulk cantharidin notwithstanding our approval for YCANTH (VP-102) for the treatment of molluscum provided it satisfies these and other criteria set forth in the FDA’s guidance.
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
We have received NCE exclusivity for YCANTH (VP-102) and will likely seek NCE exclusivity for future product candidates. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of an NCE which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An "active moiety" is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that we conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request. We believe that our planned clinical trials for common warts will qualify for pediatric exclusivity if a written request from the FDA is received. However, there can be no guarantee that we will successfully obtain such exclusivity.
Even though we have obtained NCE exclusivity for YCANTH (VP-102), such exclusivity does not block the sale of compounded cantharidin products in those situations where compounding would be permitted under Sections 503A or 503B of the FDCA.
The success of YCANTH (VP-102) for the treatment of molluscum and our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.
We believe our success depends on continued coverage and adequate reimbursement for procedures using YCANTH (VP-102) for the treatment of molluscum as well as coverage and adequate reimbursement for our product candidates, if approved, or, in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for such procedures. A decision by a third-party payor not to cover or separately reimburse for our products could reduce physician utilization of YCANTH (VP-102) and our product candidates, if approved. Additionally, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement.
The Centers for Medicare & Medicaid Services, or CMS, has issued a permanent Healthcare Common Procedure Coding System, or HCPCS or J-code, (J7354) for YCANTH (VP-102) as an FDA-approved treatment for molluscum. Under the HCPCS process, the J-code for YCANTH (VP-102) was published April 1, 2024. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payors for physician-administered drugs and are intended to simplify the claims submission and documentation process, facilitating access for patients.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years and single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, it could materially hinder our commercialization efforts, which could have an adverse effect on our operating results and our overall financial condition.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures for the treatment of molluscum or common warts, as applicable, in the absence of such coverage and adequate reimbursement. Physicians may be unlikely to offer procedures for such treatment if they are not covered by insurance and may be unlikely to purchase and use YCANTH (VP-102) or our product candidates, if approved, unless coverage is provided and reimbursement is adequate.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational.
Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for YCANTH (VP-102) or any of our product candidates, to the extent that patients who are prescribed YCANTH (VP-102) or any of our product candidates, if approved, are not separately reimbursed for the cost of such product. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and also referred to as the Sustainable Growth Rate, for certain payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs and the Merit-based Incentive Payment System, or MIPS. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for YCANTH (VP-102) for the treatment of molluscum or other products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of any of our products that receive marketing approval or lowers reimbursement for procedures using our products could harm our business.
Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system.
There can be no assurance that YCANTH (VP-102) for the treatment of molluscum, or our product candidates, if approved for sale in the United States or in other countries, will receive coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
The market for YCANTH (VP-102) for the treatment of molluscum and our product candidates may not be as large as we expect.
Molluscum and common warts are skin diseases that are currently undertreated with no standard of care. Even with approval of YCANTH (VP-102) for the treatment of molluscum and potential approval of any other product candidates, individuals may continue to decline treatment for molluscum and common warts as, if left untreated, these skin diseases will eventually be resolved by the body’s immune system.
In addition, our estimates of the potential market opportunity for YCANTH (VP-102) for the treatment of molluscum and our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and surveys of dermatologists commissioned by us. These assumptions include the prevalence of molluscum, common warts and other skin diseases as well as the estimated reimbursement levels for YCANTH (VP-102) for the treatment of molluscum and our product candidates, as applicable. However, there can be no assurance that any of these assumptions are, or will remain, accurate. Furthermore, even if our estimates relating to the prevalence of molluscum, common warts and other skin diseases as well as the estimated reimbursement levels for YCANTH (VP-102) for the treatment of molluscum or our product candidates, as applicable, are accurate, the degree of market acceptance by the medical community and those infected by such skin diseases following regulatory approval could impact our assumptions and reduce the market size for YCANTH (VP-102) for the treatment of molluscum and our product candidates, if approved. Furthermore, the market research study we commissioned surveying payor organizations has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. If the actual markets for YCANTH (VP-102) for the treatment of molluscum or, if approved, our product candidates are smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
We face an inherent risk of product liability exposure related to the commercial sale of YCANTH (VP-102) for the treatment of molluscum, as well as the testing of our product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that YCANTH (VP-102) or our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for YCANTH (VP-102) for the treatment of molluscum and any product candidates or drugs that we may develop;
•injury to our reputation and significant negative media attention;
•loss of revenue;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards paid to trial participants or patients;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any products that we may develop.
We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We increased our insurance coverage following commencement of our commercialization activities for YCANTH (VP-102) for the treatment of molluscum and may need to further increase our insurance coverage as we continue our clinical trials or expand commercialization activities for our product candidates that obtain regulatory approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we or our vendors violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.
Our business activities involve the controlled use of hazardous materials, including corrosive, explosive and flammable chemicals and other hazardous compounds in addition to certain biological hazardous waste. Ultimately, the activities of our third-party product manufacturers will also require the use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. For example, cantharidin is classified as an extremely hazardous substance in the United States and is subject to strict reporting requirements. Furthermore, the excipients in YCANTH (VP-102) and our product candidate are combustible and flammable. If not handled properly, there is a risk of explosion which could carry liability risk and affect the availability or capacity of the affected vendor. Although we believe that our and our vendors’ safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources, or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third-party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations or one of our vendors. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.

Risks Related to Our Dependence on Third Parties
We will rely on third parties to conduct our future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We have engaged a CRO historically to conduct our clinical trials, have engaged a CRO for the global Phase 3 clinical program of YCANTH (VP-102) for the treatment of common warts, and will engage a CRO for clinical trials for VP-315 or other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for YCANTH (VP-102) for the treatment of common warts or our other product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.
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
We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fails to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of YCANTH (VP-102) for the treatment of common warts and any other product candidates.
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
To date, we have obtained naturally-sourced cantharidin, which is the raw material used to manufacture the API for YCANTH (VP-102) and is obtained from blister beetles, directly or indirectly from suppliers based in the People’s Republic of China, or the PRC. We are exposed to a number of environmental risks, including:
•risk of contamination being introduced in the beetle population through environmental factors we cannot control, which would result in unexpected anomalies or new impurities in the cantharidin;
•loss of the beetle’s habitat and other similar environmental risks to the beetle population whether due to climate change, over-development, or otherwise; and
•risk of disease in the beetles.
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
Any extended difficulties we face in maintaining our supply of cantharidin, or limitations we face in increasing our supply to meet commercial needs for YCANTH (VP-102) for the treatment of molluscum or any of our product candidates, whether such cantharidin is naturally sourced or synthetically derived, would impair our business operations.
In addition to the API, the components necessary to build the YCANTH (VP-102) applicator such as the applicator tip, tube and filter are currently sourced from third parties. Any extended difficulty in obtaining those components, or increasing supply to meet commercial needs for YCANTH (VP-102) would impair our business operations.
We contract with third parties for the manufacture of YCANTH (VP-102) for preclinical, clinical testing and for commercial product. This reliance on third parties increases the risk that we will not have sufficient quantities of YCANTH (VP-102) or such quantities at an acceptable cost, which could negatively impact our development and/or commercialization efforts.
We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of commercial product for YCANTH (VP-102) for the treatment of molluscum, and also rely on third parties for the production of preclinical and clinical material for any other product candidates which we may pursue. This reliance on third parties increases the risk that we will not have sufficient quantities of YCANTH (VP-102) or be able to obtain quantities at an acceptable cost or quality, which could impact commercialization efforts, or delay, prevent or impair our ability to timely conduct our clinical trials. With the commercial launch of YCANTH (VP-102) in Japan, there could be strain on our supply chain capacity. We also rely on third-party manufacturers or third-party collaborators for the manufacturing of our commercial supply of YCANTH (VP-102), and will do so for any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturers to manufacture YCANTH (VP-102), as well as our other potential product candidates, must be approved by the FDA or other regulatory authorities pursuant to inspections that are routinely conducted prior to the approval of an NDA. In addition, all manufacturers remain subject to periodic FDA inspections post NDA approval. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
We may be unable to establish any agreements with future third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, qualifying and validating such manufacturers may take a significant period of time and reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•the possible increase in costs for the applicator components, raw materials or API in YCANTH (VP-102); and
•the possible termination or nonrenewal of any agreement by any third party at a time that is costly or inconvenient for us.
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
YCANTH (VP-102), our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
To date, all assembly of our single-use precision applicators has been done using manual processes. In order to meet anticipated longer term volume requirements, we may need to transition to an automated or semi-automated assembly process. If our current contract manufacturers cannot successfully transition to automated and/or semi-automated assembly processes, we may be required to replace such manufacturers. We may incur added costs or delays in identifying and qualifying any such replacement. We expect to continue to depend on third-party contract manufacturers for the foreseeable future. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize YCANTH (VP-102) for the treatment of molluscum and any other drugs that receive marketing approval on a timely and competitive basis. If there is any disruption in our supply chain, it could take a significant period of time to qualify and validate a replacement on terms acceptable to us, if we are able to at all.
We have entered into, and may seek additional, collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
On March 17, 2021, we entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum and common warts in Japan, including YCANTH (VP-102). Additionally, we granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan. Our remuneration related to commercial supply is subject to certain mechanics related to the transfer price terms which are impacted by fluctuations in foreign exchange between the U.S. Dollar and Japanese

Yen. We may seek additional third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Such agreements may provide us limited control over the amount and timing of resources our collaborators dedicate to the development or commercialization of our product candidates. For instance, Torii is responsible for all development activities and specified costs in support of obtaining regulatory approval of the licensed products in Japan, provided Torii’s activities will be overseen by a joint steering committee.
Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
Collaborations involving our product candidates would pose the following risks to us:
•collaborators have significant discretion in determining the efforts and resources they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe competitive products are more likely to be successfully developed or can be commercialized under terms more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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
Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For instance, we have entered into the Torii Agreement, pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum and common warts in Japan, including YCANTH (VP-102).
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
Cantharidin is a naturally occurring compound found in many species of blister beetles and has been used since ancient times for medicinal purposes. Therefore, the composition of matter for the chemical structure of cantharidin itself, which is the API used in YCANTH (VP-102) and our cantharidin-based product candidates, is not eligible for patent protection. We seek to obtain patent protection for our manufacturing technology, drug administering technology, and YCANTH (VP-102) and our cantharidin-based product candidates, including specific formulations, preparations, and devices, and methods of use and manufacturing processes. Although the protection afforded by our patents and patent applications may be significant with respect to YCANTH (VP-102), when looking at the ability of the patents and patent applications to block competition, the protection offered by the patents and patent applications may be, to some extent, more limited than the protection provided by a patent claiming the composition of matter of an entirely new chemical entity previously unknown. As a result, generic products that do not infringe the claims of our patents covering formulations, preparations, devices, methods of use, and manufacturing processes may be available while we are marketing our products. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that the FDA may approve alternative uses of the subject compound not covered by method of use patents, and others may engage in off-label sale or use of the subject compound. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe the method of use patents we have applied for, the practice is common across medical specialties, and such infringement is difficult to prevent, detect, or prosecute. In addition, competitors who obtain the requisite regulatory approval will be able to commercialize products with the same active ingredient as YCANTH (VP-102) and our cantharidin-based product candidates so long as the competitors do not infringe any process, use, formulation, preparation, or device patents issued to us, subject to our 5-year regulatory exclusivity for YCANTH (VP-102) and any regulatory exclusivity we may be able to obtain for our cantharidin-based product candidates.
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
Competitors may infringe the patents we have been granted. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering YCANTH (VP-102) or one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, or IPR, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product or product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could have a material adverse impact on our business.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make products that are similar to our product or product candidates but that are not covered by the claims of our patents or future patents;
•we or future collaborators might not have been the first to make the inventions covered by our patents, future issued patents, our pending patent applications, or future patent applications;
•we or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own may be held invalid or unenforceable as a result of legal challenges by our competitors;

•issued patents that we own may not provide coverage for all aspects of our product candidates in all countries;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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
Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of YCANTH (VP-102) and any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term "remuneration" has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act and the civil monetary penalties statute;
•the federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved or off-label, and thus non-reimbursable, uses;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, independent contractors that perform certain services involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and
•state and foreign law equivalents of each of the above federal laws; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state laws that require the reporting of information related to drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
If we are found to have improperly promoted off-label uses of YCANTH (VP-102) for the treatment of molluscum or any of our product candidates that are approved, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. Generally, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of YCANTH (VP-102) or any of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
We have obtained regulatory approval for YCANTH (VP-102) for the treatment of molluscum; however, YCANTH (VP-102) for the treatment of molluscum and any future product candidates that are approved will remain subject to ongoing regulatory oversight.
YCANTH (VP-102) for the treatment of molluscum and any future product candidates, once approved, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information among other things. YCANTH (VP-102), or any future product candidates, may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We are required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.
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
If we fail to comply with applicable regulatory requirements of YCANTH (VP-102) for the treatment of molluscum or our product candidates, a regulatory authority may:
•issue an untitled letter or warning letter asserting that we are in violation of the law;
•seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending NDA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

•restrict the marketing or manufacturing of the drug;
•seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•refuse to permit the import or export of product candidates; or
•refuse to allow us to enter into supply contracts, including government contracts.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to sell YCANTH (VP-102) for the treatment of molluscum or any future product candidates and harm our business, financial condition, results of operations and prospects.
Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell YCANTH (VP-102) or any product candidates for which we obtain marketing approval.
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
There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Additionally, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. These and other laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for YCANTH (VP-102) or our product candidates, if approved, and, accordingly, our financial operations.
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product or otherwise materially impact our operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
Any new regulations or guidance, including implementation of or new guidance regarding the frameworks for compounding under Sections 503A and 503B of the FDCA, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recalls, replacements, or discontinuance of one or more of our products; and
•additional recordkeeping.
Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of YCANTH (VP-102) for the treatment of molluscum or our product candidates by authorizing competition in the form of compounded cantharidin products, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.
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
Each of our executive officers may currently terminate their employment or service with us at any time. We do not maintain "key person" insurance for any of our executives or employees.
We have engaged various outside consultants, principally in the capacity of Interim Chief Financial Officer. Other members of our leadership team and sales teams are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.
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
Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•our ability to meet external revenue and profitability expectations for YCANTH (VP-102) for the treatment of molluscum;
•the commencement, enrollment or results of our clinical trials of YCANTH (VP-102) for the treatment of common warts and any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for YCANTH (VP-102) for the potential treatment of common warts or any other product candidate we may develop, including VP-315, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a "refusal to file" letter or a request for additional information;
•adverse results from, delays in or termination of clinical trials;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of YCANTH (VP-102) for the treatment of molluscum or any of our product candidates;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•conditions or trends in our industry;

•changes in the market valuations of similar companies;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•investors’ general perception of our company and our business;
•recruitment or departure of key personnel;
•overall performance of the equity markets;
•trading volume of our common stock;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•changes in the structure of healthcare payment systems;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
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
As of December 31, 2025, we had (i) outstanding pre-funded warrants to purchase, without regard to any beneficial ownership limitations, up to 4,126,239 shares of our common stock at an exercise price of $0.0001 per share and (ii) outstanding warrants to purchase, without regard to any beneficial ownership limitations, up to 5,440,799 shares of common stock at a weighted average exercise price of $10.39 share. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, cause the trading price of our common stock to decline and impair our ability to raise capital through the sale of additional equity securities. Moreover, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.
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
Our charter documents contain other provisions that could have an anti-takeover effect, including:
•only one of our three classes of directors are elected each year;
•stockholders are not entitled to remove directors other than by a 66.67% vote and only for cause;
•stockholders are not permitted to take actions by written consent;
•stockholders cannot call a special meeting of stockholders; and
•stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.
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
Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own a majority of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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
We are a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.
We are a "smaller reporting company," meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and we have reduced disclosure obligations regarding executive compensation. In addition, as a smaller reporting company and non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal control over our financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a smaller reporting company and a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
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
As of December 31, 2025, we had federal and state net operating loss carryforwards of approximately $238.6 million and $218.9 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated in tax years prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 federal income tax law changes, as modified by subsequent legislation the federal net operating losses incurred in tax years beginning in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future debt agreements, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.
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
Our common stock is listed on Nasdaq, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. During fiscal year 2025, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq’s continued listing standards. While we have subsequently regained compliance with such standards, there can be no assurance we will be able to maintain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing.
General Risk Factors
We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition.
We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in June 2022, we were named a defendant in a putative class action complaint against us and certain of our current and former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022. In addition, on October 21, 2024, May 12, 2025, and June 26, 2025, several plaintiffs each filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. Each derivative complaint names the Company as a nominal defendant and purports to bring claims on behalf of the Company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. Each derivative complaint primarily seeks to recover for the Company compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On July 28, 2025, the Court granted the parties' joint stipulation in the first two derivative lawsuits to consolidate the two actions and stay the consolidated action. On July 29, 2025, the plaintiff in the third derivative lawsuit filed a notice voluntarily dismissing the action without prejudice. See "Item 3—Legal Proceedings" and "Part II, Item 8, Note 6-Commitments and Contingencies" in this Annual Report on Form 10-K for more information.
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
Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar comprehensive privacy laws have been passed in at least 19 states, as well as at the federal and local levels, and we expect more states (and possibly the federal government) to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
Our employees and personnel may use generative artificial intelligence, or AI, or automated decision-making technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI or the interactions between personal data and AI technologies. Our use of AI could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, restricted in how we can use certain categories of data with AI or unable to use or claim ownership of certain AI outputs, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
In the ordinary course of our business, we and the third parties upon which we rely may process, receive, store, generate, use, secure, or share proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and other sensitive data. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. We take steps designed to detect, mitigate, and remediate vulnerabilities in and threats to our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities or threats including on a timely basis and some vulnerabilities and threats are outside of our control. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Such vulnerabilities can be exploited or threats can persist, resulting in a security incident. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. However, there can be no assurances that any such measures are or will be effective.

Our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer "hackers," threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes (which may be increasingly more difficult to identify as fake) and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.  Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
General worldwide economic conditions have experienced significant instability in recent years, including those related to the public health crises, international tension and conflicts, the failure and instability of financial institutions and rising inflation rates. including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States and United Kingdom, have increased, and increased inflation has resulted in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. If these changes in economic conditions continue or if they increase in severity, it could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.
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
Our cybersecurity risk management program is overseen by members of management with relevant experience in finance, operations, and information technology, supported by third-party cybersecurity specialists. Our Interim Chief Financial Officer oversees cybersecurity risk management and has experience evaluating operational, financial, and compliance risks, including risks related to information security and data protection. Management is supported by external cybersecurity consultants and MSSPs with expertise in threat monitoring, incident response, and industry best practices.
Management is informed of cybersecurity risks and incidents through established reporting and escalation procedures. The cybersecurity function provides periodic updates to senior management regarding threat assessments, significant vulnerabilities, and mitigation activities. Material cybersecurity incidents, if any, are escalated to senior management promptly and reported to the Audit Committee of the Board of Directors, as appropriate, based on the nature, severity, and potential impact of the incident.
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
We believe that our existing facilities are suitable and adequate to meet our current needs. We will evaluate the need to add new facilities or expand existing facilities as we add employees, and believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
On June 6, 2022, plaintiff Kranthi Gorlamari, or Plaintiff, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors, or Defendants. On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the YCANTH (VP-102) drug device and that such deficiencies posed a risk to the prospects for regulatory approval of YCANTH (VP-102) for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022, or the Putative Class Period.
On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants’ motion to dismiss the second amended complaint was fully briefed as of April 22, 2024, and is pending before the Court. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against us and the other individual defendant were sufficiently pled. On March 4, 2026, the Court granted Plaintiff's motion for class certification.
In addition, on October 21, 2024, May 12, 2025, and June 26, 2025, plaintiffs Ivan S. Cohen, Paul Cannon, and Joseph Bonaccorso, respectively, each filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. Each derivative complaint names the Company as a nominal defendant and purports to bring claims on behalf of the Company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. Each derivative complaint primarily seeks to recover for the Company compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the Cohen derivative lawsuit. On July 28, 2025, the Court granted the parties' joint stipulation in the Cohen and Cannon derivative lawsuits to consolidate the two actions and stay the consolidated action. On July 24, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a corrected complaint to clarify that the named plaintiff is not Joseph (Joe) Bonaccorso, the former Chief Commercial Officer of the Company. On July 29, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a notice voluntarily dismissing the action without prejudice.
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
Stockholders
Our common stock is listed on the Nasdaq Capital Market under the symbol "VRCA". As of March 2, 2026, we had 17,178,786 shares of common stock outstanding held by 24 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward‑looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Item 1A. "Risk Factors" and "Special Note Regarding Forward‑Looking Statements."
Overview
We are a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. Our commercial product and portfolio of product candidates are clinician administered therapies in areas of high unmet need. Our current product portfolio consists of one approved product with several potential follow-on indications, as well as an additional pipeline product. Our commercial product, YCANTH (VP-102), was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are currently developing YCANTH (VP-102) for a potential follow-on indication for the treatment of common warts. Our second development candidate, VP-315, is an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, including basal cell carcinoma or BCC.
We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum. We have built a specialized sales organization consisting of 40 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, pediatricians and select other primary care healthcare providers, or HCPs. In 2026, we expect to expand the field sales force to 50 employee sales representatives. In the fourth quarter of 2025, we also launched YCANTH-Rx, a non-dispensing pharmacy, in order to streamline and simplify the provider experience by allowing offices to send YCANTH prescriptions to the same place, regardless of the patient's insurance coverage, for triage to an in-network dispensing pharmacy.
We are also advancing YCANTH (VP-102) for common warts through a separate regulatory approval process and have initiated a global Phase 3 study, or the Program, in common warts with our partner, Torii, with first patient dosed in December 2025. In the future, we also intend to pursue commercialization for YCANTH (VP-102) for the treatment of molluscum, as well as YCANTH (VP-102) for common warts if approved, in additional geographic regions, either alone or together with a strategic partner. In late 2025, we received regulatory feedback that we can pursue a submission for registration in Europe without the need for additional Phase 3 clinical studies and are currently working towards that submission.
We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. In November 2025, we presented additional data at the Society for Immunotherapy of Cancer 40th Annual Meeting, which showed that VP-315 induced a robust local immune response with both cell-mediated and humoral components, effectively shifting the tumor microenvironment from an immunosuppressive to an anti-tumor state, and additional data regarding the histologic assessment in non-injected lesions that suggests a potential abscopal-like effect. Since that presentation, there has been a growing interest in this program across a broad audience. We believe this reflects the high response rates observed in the study and the potential for VP-315 to change the paradigm for the treatment of basal cell carcinoma, particularly for patients wishing to avoid or reduce their surgical burden and recovery. Our enthusiasm is further supported by the suggested potential for less scarring and improved compliance versus other therapeutic options such as surgery and topicals, as either a primary or neoadjuvant treatment for superficial and nodular tumors. We have also continued to evaluate the abscopal response in 14 observed but not treated lesions in the Phase 2 study and are excited to report that 3 out of the 14 lesions had complete histologic clearance and that there was a 67% overall reduction in tumor size across all 14 lesions. If this overall product profile could be demonstrated in pivotal Phase 3 testing, we believe VP-315 has the potential to emerge as a non-surgical, immunotherapy treatment option for basal cell carcinoma and other skin cancers.
We have also obtained feedback from the FDA from the end-of-Phase 2 meeting this year that supports an efficient Phase 3 program and path to registration for VP-315. This includes two Phase 3 studies of approximately 100 subjects each in placebo-controlled studies with a primary endpoint of complete clearance at week 14. Additional long-term follow-up clinical studies will all be deferred to post approval commitments. We believe these data, coupled with the

EOP2 regulatory feedback, further support the clinical efficacy and histologic clearance observed in the Phase 2 BCC trial. These data support the advancement of the Phase 3 Program and we have initiated clinical and chemistry, manufacturing and controls (CMC) activities to prepare commencement of Phase 3 clinical trials. We may also pursue non-dilutive strategic partnerships to help fund the development and commercialization of VP-315.
Since our inception in 2013, our operations have focused on developing YCANTH (VP-102) and expanding our development pipeline (which includes VP-315), organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, conducting clinical trials and commercializing YCANTH. We have funded our operations primarily through the sale of equity and equity-linked securities and through borrowings under loan agreements.
On July 26, 2023, we entered into a credit agreement with OrbiMed Royalty & Credit Opportunities IV, LP, or OrbiMed pursuant to which we borrowed $50.0 million under the Loan Facility (as defined in Note 10) on July 26, 2023, or the Credit Agreement, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility were scheduled to mature on July 26, 2028. On November 26, 2025, following our Private Placement described below, we fully extinguished the Loan Facility by paying a cash settlement amount of $35.0 million.
On November 23, 2025, we entered into Securities Purchase Agreements with certain investors, or the Purchasers, pursuant to which we sold and issued in a private placement, or the Private Placement, an aggregate of (i) 6,499,826 shares of our common stock, (ii) with respect to certain Purchasers, pre-funded warrants to purchase 5,305,164 shares of common stock, or the Pre-Funded Warrants, in lieu of shares and (iii) in either case, accompanying Series C warrants to purchase 2,951,241 shares of common stock, or the Series C Warrants. The purchase price per share of common stock and accompanying Series C Warrant was $4.2413 per share and the purchase price for the Pre-Funded Warrants and accompanying Series C Warrant $4.2412 per share. The Series C Warrants expire on November 23, 2030. We received net proceeds of $49.1 million from the private placement transaction, after deducting placement fees of $0.9 million.
As of December 31, 2025, we had cash and cash equivalents of $30.1 million, which we believe to be sufficient to support our planned operations into the first quarter of 2027. Based on our current business plan and current capital resources, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date the accompanying financial statements are issued. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts and classification of liabilities that might result should we be unable to continue as a going concern.
We plan to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out our planned commercial and development activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate continued and future commercialization efforts and/or research and development programs.
Since inception, we have incurred significant losses. For the years ended December 31, 2025 and 2024, our net loss was $17.9 million and $76.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $324.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
•continue to establish our commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum and product candidates for which we may obtain regulatory approval;
•continue our ongoing clinical programs evaluating YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC and potentially additional dermatological oncology indications;
•pursue regulatory approvals in the United States and, potentially, other parts of the world for YCANTH (VP-102) for the treatment of common warts and VP-315 for the treatment of BCC;
•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•maintain, expand and protect our intellectual property portfolio;
•hire and retain clinical, manufacturing, commercialization and scientific personnel; and

•incur additional legal, accounting and other expenses while operating as a public company.

Components of Results of Operations
Product Revenue, Net
We recognize revenue from sales of YCANTH (VP-102), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. We sell the Product to several pharmaceutical wholesaler/distributors, or the Customers, who in turn sell the Product directly to pharmacies, clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.
Gross product sales are reduced by corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported "Product revenue, net" in the accompanying statements of operations. Product revenue, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that we estimate for the various GTN categories as well as adjustments for any potential future product returns from distributors. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations, or GPOs, administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.
License and Collaboration Revenue
License and collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum and common warts in Japan, including YCANTH (VP-102). On June 27, 2025, we entered into the Second Amendment to the Torii Agreement, as previously amended. The Second Amendment provided for the acceleration of an $8.0 million milestone payment which was paid to us in July 2025, following Torii's approval of the study plan and execution of the Clinical Research Organization agreement, or CRO agreement. In September 2025, Torii paid us a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum in Japan.
Operating Expenses
Cost of Product Revenue
Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement, we purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient, or API, prior to FDA approval. The raw cantharidin and processed API is sufficient to produce approximately 17 million finished drug product applicators to be used for commercially saleable product and other YCANTH (VP-102) product candidates. In addition, we purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) initially reflected a lower average per unit cost of materials as previously expensed inventory was utilized for commercial production and sold to customers. On a pro forma basis, were we to have included those costs previously expensed as a component of cost of product revenue, our cost of product revenue for the year ended December 31, 2024 would have been $2.6 million. For the year ended December 31, 2025, including those costs previously expensed as a component of cost of product revenue would have had an immaterial impact on our cost of product revenue.

Cost of License and Collaboration Revenue
The cost of license and collaboration revenue consists of payments for commercial and clinical supply to support the commercial launch of YCANTH (VP-102) in Japan as well as continued development and testing services pursuant to the Torii Clinical Supply Agreement.
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
Research and Development Expenses
Research and development expenses consist of expenses incurred in connection with the discovery and development of YCANTH (VP-102) for the treatment of common warts, continued development for the treatment of molluscum and our other product candidate, VP-315 for BCC. We expense research and development costs as incurred. These expenses include:
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
Results of Operations for the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	For the Year Ended December 31,
	2025	2024	Change
Revenue:
Product revenue, net	$15,285	$6,574	$8,711
License and collaboration revenue	20,292	992	19,300
Total revenue	35,577	7,566	28,011
Operating expenses:
Cost of product revenue	2,192	1,853	339
Cost of license and collaboration revenue	1,249	887	362
Selling, general and administrative	35,220	58,822	(23,602)
Research and development	8,855	11,840	(2,985)
Loss on disposal of assets	246	83	163
Total operating expenses	47,762	73,485	(25,723)
Loss from operations	(12,185)	(65,919)	53,734
Other income (expense):
Interest income	929	1,417	(488)
Interest expense	(7,742)	(9,412)	1,670
Change in fair value of derivative liability	2,648	(2,648)	5,296
Loss on extinguishment of debt	(1,533)	—	(1,533)
Other expense	(3)	(17)	14
Total other expense, net	(5,701)	(10,660)	4,959
Net loss	$(17,886)	$(76,579)	$58,693
Product Revenue, Net
Product revenue, net was $15.3 million for the year ended December 31, 2025, compared to $6.6 million for the year ended December 31, 2024. The increase in product revenue, net was primarily related to an increase in deliveries of YCANTH to our distribution partners. For the year ended December 31, 2024, product revenue, net was partially offset by an increase in our returns reserve of $3.2 million for estimated returns from our distributors. We determined it was more than probable that product held by certain distributors would be returned based on lower than forecasted sell-through and expiration of product.
License and Collaboration Revenue
License and collaboration revenue was $20.3 million for the year ended December 31, 2025, compared to $1.0 million for the year ended December 31, 2024. License and collaboration revenue for the year ended December 31, 2025 primarily consisted of $18.0 million in milestone payments from Torii and $2.3 million in commercial supply activity. License and collaboration revenue for the year ended December 31, 2024 consisted of supplies and development activity with Torii.
Cost of Product Revenue
Cost of product revenue was $2.2 million for the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. The increase consisted of higher product costs primarily related to the increase in sales of

YCANTH (VP-102) of $0.7 million, offset by a lower obsolete inventory reserve of $0.3 million during the year ended December 31, 2025.
Cost of License and Collaboration Revenue
License and collaboration revenue costs were $1.2 million for the year ended December 31, 2025, compared to $0.9 million for the year ended December 31, 2024. The change of $0.3 million was due primarily to costs associated with the initial commercial supply for Torii's product launch in early 2026.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $35.2 million for the year ended December 31, 2025, compared to $58.8 million for the year ended December 31, 2024. Excluding the impact of stock-based compensation, the decrease of $20.6 million was primarily a result of lower expenses related to commercial activities for YCANTH (VP-102) for the treatment of molluscum, including decreased compensation, recruiting fees, benefits and travel of $6.9 million related to a smaller sales force, decreased compensation of $2.7 million due to termination of non-sales employees, decreased commercial-related costs of $6.6 million, decreased travel and fleet-related costs of $2.0 million and decreased legal and administrative costs of $2.3 million.
On October 1, 2024, we terminated 47 employees to reduce costs and optimize the efficiency of our field sales force, or the Restructuring. At that time, we reduced the number of sales territories from 80 to approximately 35, with a focus on those territories that have historically shown a high prevalence of molluscum. In connection with the Restructuring, we incurred a one-time charge totaling approximately $0.7 million related to one-time employee termination costs. In addition, we recognized an impairment charge for right-of-use assets associated with leased vehicles of $0.3 million for the year ended December 31, 2024 in selling, general and administrative expenses. This restructuring charge was substantially paid out by December 31, 2024.
The following table summarizes our selling, general and administrative expense for the years ended December 31, 2025 and 2024 (in thousands).

	For the Year Ended December 31,
	2025	2024	Change
Commercial (including payroll)	$18,612	$34,485	$(15,873)
General and administrative (including payroll)	14,356	19,118	(4,762)
Stock based compensation	2,252	5,219	(2,967)
Selling, general and administrative expense	$35,220	$58,822	$(23,602)
Research and Development Expenses
Research and development expenses were $8.9 million for the year ended December 31, 2025, compared to $11.8 million for the year ended December 31, 2024. Excluding stock-based compensation, the decrease of $2.1 million was primarily attributable to decreased clinical costs for VP-315 of $3.0 million, partially offset by increased costs related to the Program of $0.2 million and increased compensation related costs of $0.7 million.

The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, in thousands, for the years ended December 31, 2025 and 2024. Unallocated expenses include compensation and other personnel-related costs.

	For the Year Ended December 31,
	2025	2024	Change
VP-315	$478	$3,522	$(3,044)
YCANTH (VP-102)	1,537	1,566	(29)
Common warts	797	522	275
Stock based compensation	1,066	1,945	(879)
Other unallocated expenses	4,977	4,285	692
Research and development expense	$8,855	$11,840	$(2,985)
Loss on Disposal of Assets
For the years ended December 31, 2025 and 2024, we recognized a $0.2 million and $0.1 million loss on disposal of assets, respectively.
Interest Income
Interest income was $0.9 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.5 million was primarily due to a lower cash balance.
Interest Expense
Interest expense of $7.7 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively, consisted of interest expense pursuant to the Credit Agreement entered into on July 26, 2023. The decrease of $1.7 million was primarily due to a lower principal balance. We paid $35.0 million to settle all outstanding obligations under the Credit Agreement in November 2025.
Change in Fair Value of Derivative Liability
Our Credit Agreement contained a bifurcated settlement feature classified as a derivative liability which was remeasured each accounting period. The derivative liability was remeasured to fair value immediately prior to the settlement of the Credit Agreement in November 2025, resulting in a reduction to nil. As of December 31, 2024, the fair value of the embedded derivative was valued at $2.6 million, as a result of the acceleration of principal payments, repayment fee and exit fee.
Results of Operations for Years Ended December 31, 2024 and 2023
For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025.
Liquidity and Capital Resources
Overview
Since our inception, we have incurred net losses and negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, borrowings under loan agreements and $38.0 million from the Torii Agreement. In November 2024, we closed an underwritten offering of 4,551,824 shares of our common stock (and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 223,595 shares of our common stock, or the Pre-Funded Warrants), and in either case, accompanying Series A warrants to purchase 2,387,703 shares of our common stock at an exercise price of $10.68 per share of common stock, or the Series A Warrants, and Series B warrants to purchase 2,387,703 shares of our common stock at an exercise price of $13.35 per share of common stock, or the Series B Warrants, at a combined public offering price of $8.90 per share of common stock and accompanying Series A and Series B Warrants (or $8.899 per Pre-Funded

Warrant and accompanying Series A and Series B Warrants). The offering resulted in net proceeds of $39.6 million, after deducting underwriting discounts and commissions, and offering expenses.
On November 23, 2025, we sold an aggregate of (i) 6,499,826 shares of common stock, (ii) with respect to certain Purchasers, the Pre-funded warrants in lieu of shares of common stock and (iii) in either case, accompanying Series C warrants to purchase 2,951,241 shares of our common stock, referred to herein as the Series C Warrants. The purchase price per share of Common Stock and accompanying Series C Warrant was $4.2413 per share and the purchase price for the Pre-Funded Warrants and accompanying Series C Warrant $4.2412 per share. We received net proceeds of $49.1 million from the Private Placement, after deducting placement fees of $0.9 million.
As of December 31, 2025, we had cash and cash equivalents of $30.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
In addition, we have an operating lease for office space in West Chester, Pennsylvania with obligations through September 1, 2027 of $0.6 million including imputed interest.
We entered into a fleet program to provide vehicles for our sales force. The vehicles are leased for a typical term of 52 months and classified as finance leases with obligations of $1.2 million through February 2030 including imputed interest.
On July 26, 2023, we entered into the Credit Agreement which provided for a $125.0 million Loan Facility. We borrowed $50.0 million on July 26, 2023, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting on January 1, 2025. We were obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee. On June 10, 2025, we entered into the sixth amendment and waiver to the Credit Agreement, or the Sixth Amendment, pursuant to which the Lenders waived specified covenants under the Credit Agreement, including the requirements under Section 7.1(b) and Section 7.1(c) of the Credit Agreement that there be no "going concern" qualification with respect to the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and year ended December 31, 2025. In connection with the Sixth Amendment, we paid an amendment fee of $0.1 million. On November 26, 2025, we paid $35.0 million to fully settle the debt related to the Credit Agreement.
On January 24, 2025, we received written notice from the Nasdaq Stock Market indicating that we were not in compliance with the minimum bid price requirement for continued listing. Failure to regain compliance could have resulted in delisting of our common stock, which would have adversely affected the liquidity of our common stock and our ability to access the capital markets. To regain compliance and maintain our Nasdaq listing, we effected a one-for-ten reverse stock split on July 25, 2025. Following the reverse stock split, we regained compliance with the minimum bid price requirement. Maintaining our Nasdaq listing is important to our stockholder liquidity and our ability to raise additional capital.
Cash Flows
The following table summarizes our cash flows (in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash used in operating activities	(17,627)	(60,927)
Net cash used in investing activities	—	(19)
Net cash provided by financing activities	1,445	37,728
Net decrease in cash and cash equivalents	(16,182)	(23,218)
Operating Activities
During the year ended December 31, 2025, operating activities used $17.6 million of cash, primarily resulting from a net loss of $17.9 million as well as the non-cash change in fair value of embedded derivative of $2.6 million, partially offset by the loss of $1.5 million on the extinguishment of debt, noncash stock-based compensation of $3.3 million, non-cash interest expense of $2.5 million, the non-cash change in obligation for the R&D funding liability of $0.8 million and non-cash amortization of operating and finance lease right-of-use assets of $0.6 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $5.2 million, a decrease in accrued expenses and other current liabilities of $1.3 million and an increase in prepaid expenses and other assets of $0.3 million, partially offset by an increase in deferred revenue of $0.8 million.
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
Investing Activities
During the year ended December 31, 2025, no cash was used in investing activities. Net cash used in investing activities during the year ended December 31, 2024 was primarily related to the purchase of property and equipment of $27,000.
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities of $1.4 million was primarily related to cash proceeds of $49.8 million, net of issuance costs from the issuance of common stock, Prefunded warrants, and Series C Warrants in November 2025, partially offset by repayment of debt and debt settlement totaling $47.8 million.
During the year ended December 31, 2024, net cash provided by financing activities of $37.7 million, was primarily related to net cash proceeds of $39.6 million net of issuance costs from the issuance of common stock, Prefunded Warrants, Series A Warrants and Series B Warrants in November 2024, partially offset by payment of debt amendment costs of $1.1 million and repayment of finance leases of $0.9 million.
Funding Requirements
Our first commercial sale of YCANTH (VP-102) occurred in August 2023 to a pharmaceutical distributor. While we expect to continue to generate revenue from the sale of YCANTH (VP-102), our expenses may increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. We will need substantial additional financing to fund our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to reduce operating expenses, delay, reduce or eliminate our research and development programs and/or continued and future commercialization efforts. In addition, the amount of proceeds we may be able to raise pursuant to our currently effective shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report on Form 10-K, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling securities using our Form S-3 until such time as our public float exceeds $75.0 million.
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of December 31, 2025, we had an accumulated deficit of $324.9 million. We believe our cash and cash equivalents of $30.1 million as of December 31, 2025 will be sufficient to support our planned operations into the first quarter of 2027. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing and refinancings, collaborations, strategic alliances and/or licensing arrangements. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our future capital requirements, and timing, will depend on many factors, including:
•the level of sales achieved, and costs related to the commercialization of YCANTH (VP-102) for the treatment of molluscum;
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
•the costs to scale up and secure manufacturing arrangements for commercial production of YCANTH (VP-102) for the treatment of molluscum and any product candidate we successfully commercialize; and
•the costs of establishing and maintaining sales and marketing capabilities for YCANTH (VP-102) for the treatment of molluscum and any product candidate that obtains regulatory approval.
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
In connection with entering the Lytix Agreement, we made an initial payment of $250,000 and additional payments of $2.3 million during the year ended December 31, 2021 and $1.0 million during the year ended December 31, 2022 upon the achievement by Lytix of certain regulatory milestones. Additionally, we are obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, and tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by us from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by us from a sublicensee shall be shared with Lytix at a rate that was initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.
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
YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers) who in turn sell our products directly to pharmacies, clinics, hospitals, and federal healthcare programs. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.
The transaction price that we recognize for YCANTH (VP-102) revenue is our gross product sales reduced by our corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported "net sales" in the accompanying Statements of Operations. Net sales reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be above or below the amount estimated, then requiring prospective adjustments to our reported net sales.

These GTN estimate categories (that comprise our GTN liabilities) are each discussed below:
Product Returns Allowances: The Customer is contractually permitted to return purchased product in certain circumstances. We record discrete reserves if product held by distributors, forecasted sales and expiration of product warrant a reserve. As historical data for returns of the product becomes available over time, we will utilize historical return rates of the product in making our estimates. Returned product is typically destroyed, since substantially all returns are due to expire and cannot be resold.
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
Patient Assistance: We offer voluntary co-pay patient assistance programs intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with YCANTH (VP-102) that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.
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
Research and Development Costs
We rely on third parties to conduct our preclinical studies and clinical trials, and to provide services, including manufacturing of product in connection with the clinical trials. At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2025, we did not make any material adjustments to our prior estimates of accrued research and development expenses.
Financial Instruments – Derivatives
We evaluate our financial instruments to determine if the financial instrument itself or any embedded components of a financial instrument potentially qualify as derivatives required to be separately accounted for in accordance with ASC Topic 815, Derivatives and Hedging.
The derivative liability related to a bifurcated settlement feature of the Credit Agreement (see Note 10). The derivative liability was subject to re-measurement at each reporting period, at each balance sheet date and any change in fair value was recognized as a component of change in fair value of derivative liability in the statements of operations. We adjusted the liability for changes in fair value until the settlement of the Loan Facility in November 2025. The derivative liability was classified as a Level 3 liability.
Smaller Reporting Company Status
We are a "smaller reporting company," meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and we have reduced disclosure obligations regarding executive compensation.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Verrica Pharmaceuticals Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses since inception and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Accounting for Series C Warrants Issued in 2025
As described in Notes 1 and 7 to the financial statements, in November 2025 the Company sold shares of its common stock and pre-funded warrants to purchase its common stock. Accompanying each common share and pre-funded warrant were Series C warrants to purchase common stock. The Company determined that the Series C warrants were classified as equity.
We identified the assessment of the accounting for the Series C warrants to purchase common stock issued in November 2025 as a critical audit matter. Challenging auditor judgment was required in assessing whether the Series C warrants issued should be accounted for as either liabilities or equity instruments due to the interpretation of contract provisions within the warrant agreements and application of complex technical accounting guidance.
The following are the primary procedures we performed to address this critical audit matter. We inspected the agreements related to the Series C warrants to identify terms and conditions that were relevant to whether the Series C warrants should be accounted for as either liabilities or equity instruments. We assessed the appropriateness of management's interpretation and application of the relevant accounting literature to support the equity classification of the warrants on the balance sheet.
/s/ KPMG LLP
We have served as the Company's auditor since 2017.
Philadelphia, Pennsylvania
March 11, 2026

VERRICA PHARMACEUTICALS INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$30,147	$46,329
Accounts receivable	5,260	48
Collaboration revenue, billed and unbilled	137	29
Deferred R&D services, current portion (Note 12)	1,958	—
Inventory	2,236	2,463
Prepaid expenses and other current assets	2,801	2,310
Total current assets	42,539	51,179
Property and equipment, net	209	589
Operating lease right-of-use asset	540	836
Finance lease right-of-use asset	1,113	1,154
Deferred R&D services, non-current portion (Note 12)	2,354	—
Other non-current assets	376	376
Total assets	$47,131	$54,134
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,072	$1,896
Accrued expenses and other current liabilities	12,837	13,511
Deferred revenue	782	—
Current portion of long-term debt	—	12,938
Operating lease liability	341	315
Finance lease liability	405	352
Total current liabilities	16,437	29,012
Operating lease liability	242	583
Finance lease liability	643	768
Derivative liability	—	2,648
R&D Funding Liability (Note 12)	5,066	—
Long-term debt	—	30,983
Total liabilities	22,388	63,994
Commitments and Contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 17,189,300 shares issued and 17,178,786 shares outstanding as of December 31, 2025 and 9,188,513 shares issued and 9,177,999 shares outstanding as of December 31, 2024	2	1
Treasury stock, at cost, 10,514 shares as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	349,654	297,166
Accumulated deficit	(324,913)	(307,027)
Total stockholders’ (deficit) equity	24,743	(9,860)
Total liabilities and stockholders’ (deficit) equity	$47,131	$54,134
The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024
Revenue:
Product revenue, net	$15,285	$6,574
License and collaboration revenue	20,292	992
Total revenue	35,577	7,566
Operating expenses:
Cost of product revenue	2,192	1,853
Cost of license and collaboration revenue	1,249	887
Selling, general and administrative	35,220	58,822
Research and development	8,855	11,840
Loss on disposal of assets	246	83
Total operating expenses	47,762	73,485
Loss from operations	(12,185)	(65,919)
Other (expense) income:
Interest income	929	1,417
Interest expense	(7,742)	(9,412)
Change in fair value of derivative liability	2,648	(2,648)
Loss on extinguishment of debt	(1,533)	—
Other expense	(3)	(17)
Total other expense, net	(5,701)	(10,660)
Net loss	$(17,886)	$(76,579)

Net loss per share, basic and diluted	$(1.68)	$(14.78)
Weighted-average common shares outstanding, basic and diluted	10,652,367	5,180,822

The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' (Deficit) Equity
	Shares Issued	Amount			Shares	Cost
Balance as of December 31, 2023	4,251,869	$1	$250,210	$(230,448)	10,514	$—	$19,763
Stock-based compensation	—	—	7,164	—	—	—	7,164
Issuance of common stock, pre-funded warrants, and Series A and B warrants, net of issuance costs	4,551,824	—	39,637	—	—	—	39,637
Restricted stock vested	56,150	—	—	—	—	—	—
Exercise of pre-funded warrants	324,420	—	—	—	—	—	—
Exercise of stock options	4,250	—	155	—	—	—	155
Net loss	—	—	—	(76,579)	—	—	(76,579)
Balance as of December 31, 2024	9,188,513	1	297,166	(307,027)	10,514	—	(9,860)
Stock-based compensation	—	—	3,318	—	—	—	3,318
Issuance of common stock, pre-funded warrants, and Series C warrants, net of issuance costs	6,499,826	1	49,119	—	—	—	49,120
Vesting of Torii warrants	—	—	51	—	—	—	51
Restricted stock vested	16,426	—	—	—	—	—	—
Exercise of pre-funded warrants	1,484,573	—	—	—	—	—	—
Retired shares	(38)	—	—	—	—	—	—
Net loss	—	—	—	(17,886)	—	—	(17,886)
Balance as of December 31, 2025	17,189,300	$2	$349,654	$(324,913)	10,514	$—	$24,743
The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(17,886)	$(76,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,318	7,164
Depreciation expense	133	342
Non-cash interest expense	2,475	2,187
Loss on disposal of fixed assets	246	83
Amortization of operating lease right-of-use asset	296	308
Amortization of finance lease right-of-use asset	352	619
Change in obligation for R&D Funding liability	754	—
Non-cash R&D expense related to warrant vesting	51	—
Impairment of right-of-use asset	—	255
Loss on termination of financing lease	1	19
Loss on extinguishment of debt	1,533	—
Change in fair value of derivative liability	(2,648)	2,648
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(264)	(1,128)
Deferred revenue	782	—
Accounts payable	176	(568)
Accounts receivable	(5,212)	4,200
Collaboration receivable, billed and unbilled	(108)	139
Accrued expenses and other current liabilities	(1,311)	(294)
Operating lease liability	(315)	(322)
Net cash used in operating activities	(17,627)	(60,927)
Cash flows from investing activities
Purchases of property and equipment	—	(27)
Sale of fixed assets	—	8
Net cash used in investing activities	—	(19)
Cash flows from financing activities
Proceeds from exercise of stock options	—	155
Proceeds from issuance of debt, net of issuance costs	—	—
Proceeds from issuance of common stock, pre-funded warrants and warrants	50,067	42,501
Issuance costs for common stock, pre-funded warrants and warrants	(310)	(2,864)
Cash paid to settle debt	(35,030)	—
Repayment of debt	(12,789)	—
Debt amendment costs	(110)	(1,140)
Repayment of finance lease	(383)	(924)
Net cash provided by financing activities	1,445	37,728
Net decrease in cash and cash equivalents	(16,182)	(23,218)
Cash and cash equivalents at the beginning of the year	46,329	69,547
Cash and cash equivalents at the end of the year	$30,147	$46,329

Supplemental disclosures
Cash paid for interest	$5,171	$7,225
Supplemental disclosure of noncash investing and financing activities:
Recognition of R&D funding liability and deferred R&D services	$5,066	$—
Non-cash accruals for equity issuance costs	$637	$—
Right-of-use asset obtained in exchange for lease obligation	$302	$1,976
Extinguishment of finance lease liability as a result of lease termination	$71	$1,549
Extinguishment of operating lease liability as a result of lease termination	$—	$14
The accompanying notes are an integral part of these financial statements.

VERRICA PHARMACEUTICALS INC.
Notes to Financial Statements
Note 1—Organization and Description of Business Operations
Verrica Pharmaceuticals Inc. (the "Company") was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. On July 21, 2023, the U.S. Food and Drug Administration ("FDA") approved YCANTH (VP-102) topical solution for the treatment of molluscum in adult and pediatric patients two years of age and older. The Company launched commercial operations in August 2023.
Reverse Stock Split
At the close of trading on July 24, 2025, the Company effected a reverse stock split at a ratio of 1-for-10 shares of its common stock. As a result, every ten shares of the Company's issued and outstanding common stock were automatically combined into one share. The reverse stock split affected all stockholders uniformly and did not alter any stockholder's percentage ownership interest in the Company.
No fractional shares were issued as a result of the reverse stock split and the split did not impact the par value of the Company's common stock. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded down to the next whole share.
The accompanying financial statements and notes have been adjusted to reflect the impact of the reverse stock split as though it had occurred in all periods presented.
Liquidity and Capital Resources
On November 23, 2025, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") with certain investors (the "Purchasers"). The Company agreed to sell and issue to the Purchasers in a private placement transaction (the "Private Placement") an aggregate of (i) 6,499,826 shares of the Company's common stock, (ii) with respect to certain Purchasers, pre-funded warrants to purchase 5,305,164 shares of Common Stock (the "Pre-Funded Warrants") in lieu of Shares and (iii) in either case, accompanying Series C warrants to purchase 2,951,241 shares of Common Stock (the "Series C Warrants"). The purchase price per share of Common Stock and accompanying Series C Warrant is $4.24125 per share (the "Purchase Price") and the purchase price for the Pre-Funded Warrants and accompanying Series C Warrant is the Purchase Price minus $0.0001 per Pre-Funded Warrant. The Company received gross proceeds of approximately $50.0 million from the Private Placement, before deducting fees payable to the placement agent for the Private Placement and offering expenses payable by the Company, and without giving effect to any exercises of the Series C Warrants.
On June 27, 2025, the Company entered into the Second Amendment to the Collaboration and License Agreement (the "Second Amendment") with Torii Pharmaceutical Co., Ltd. ("Torii"), amending the Collaboration and License Agreement dated as of March 17, 2021, between the Company and Torii, as amended on May 14, 2024 (as amended, the "Torii Agreement"). The Second Amendment accelerated an $8.0 million milestone payment, which was paid to the Company in July 2025, following Torii's approval of the study plan and execution of the agreement with the clinical research organization ("CRO"). The Company recognized revenue related to this milestone in the second quarter of 2025, when it became probable that the associated performance obligations were met. The milestone payment was initially conditioned upon the dosing of the first patient as part of the Company's global Phase 3 program of VP-102 (TO-208 in Japan) in common warts (the "Program"), which the Company is sponsoring with Torii. See Note 12 for further discussion of the Research and Development ("R&D") funding arrangement related to the Program. In September 2025, Torii paid the Company a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum in Japan. In addition, the Company will initiate a manufacturing transfer to Torii, expected to take several years, for Torii to be able to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, the Company will continue to receive from Torii a transfer price for applicators manufactured by the Company's manufacturing partners. After the transfer of at least one component of the manufacturing process, the Company will begin receiving royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.
On July 26, 2023, the Company entered into the Credit Agreement (as defined in Note 10), pursuant to which the Company borrowed $50.0 million under the Loan Facility (as defined in Note 10) on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Originally, amounts borrowed under the Loan Facility were scheduled to mature on July 26, 2028. Based on the Company's net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, the Company became obligated to start making principal payments starting on January 1, 2025. The Company was obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium, the exit fee and interest. On November 25, 2025, the Company extinguished all outstanding obligations under the Credit Agreement through the payment of a total settlement amount of $35.0 million.
The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future. As of December 31, 2025, the Company has an accumulated deficit of $324.9 million and had cash outflows from operations of $17.6 million for the year ended December 31, 2025. Based on the Company's current business plan and current capital resources, consisting of cash and cash equivalents of $30.1 million as of December 31, 2025, combined with the uncertainty regarding the availability of additional funding, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these financial statements are issued. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern.
The Company plans to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out the Company’s planned commercial and development activities. There can be no assurance that such capital will be available on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate continued commercialization efforts or research and development programs. In addition, the amount of proceeds the Company may be able to raise pursuant to its currently effective shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report on Form 10-K, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company's common stock held by its non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling its securities using its Form S-3 until such time as the Company's public float exceeds $75.0 million.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.
Segments
Operating segments are identified as components of an enterprise about which separate and discrete financial information is available for evaluation by the chief operating decision-maker "CODM" in making decisions regarding resource allocation and assessing performance.
The Company views its operations and manages its business in one operating segment engaged in developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. The Company's Chief Executive Officer ("CEO"), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of businesses and the Company does not differentiate the activities of its headquarters from the overall performance of the Company. The CEO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.
The single segment’s principal measure of segment profit and loss is net loss. The CEO considers actual and forecasted revenues, significant expenses, and net loss when evaluating performance. Significant expenses are amounts that are regularly provided to the CEO and included in net loss and include selling, general and administrative expenses and research and development expenses.
The table below summarizes the significant expense categories regularly reviewed by the CEO for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Revenue:
Product revenue, net	$15,285	$6,574
License and collaboration revenue	20,292	992
Total revenue	35,577	7,566
Less:
Selling, general and administrative:
Commercial (including payroll)	18,612	34,485
General and administrative (including payroll)	14,356	19,118
Stock based compensation	2,252	5,219
Total selling, general and administrative	35,220	58,822
Research and development:
VP-315	478	3,522
YCANTH (VP-102)	1,537	1,566
Common warts	797	522
Stock based compensation	1,066	1,945
Other unallocated expenses	4,977	4,285
Total research and development	8,855	11,840
Loss on disposal of assets	246	83
Cost of product revenue	2,192	1,853
Cost of license and collaboration revenue	1,249	887
Other segment items (a)	5,701	10,660
Net loss	$(17,886)	$(76,579)
(a)Other segment items include interest income, interest expense, change in fair value of derivative liability and other expenses.
Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds.
Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company's deposits are in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.
Cash and cash equivalents at December 31, 2025 includes a cash deposit of $0.3 million with JPMorgan Chase Bank, N.A. as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards.

Fair Value of Financial Instruments and Credit Risk
At December 31, 2025, the Company's financial instruments included cash equivalents, accounts receivable, accrued expenses and accounts payable. The carrying amount of each instrument approximated fair value, given its short-term nature.
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
The Company is subject to credit risk from accounts receivable. As of December 31, 2025, one customer represented approximately 87% of the Company's accounts receivable. Based on the Company's periodic credit evaluations, there have been no historical concerns with this customer.
Accounts Receivable
The Company had $5.3 million in accounts receivable as of December 31, 2025. As of December 31, 2025, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are generally 60 days from the shipment date.
Inventory
The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company's sales forecast and corresponding expiry dates. The Company has recognized obsolete inventory costs as cost of product revenue in the amount of $0.5 million for the year ended December 31, 2025 due to expiration of product.
On July 21, 2023, the Company received FDA approval for YCANTH (VP-102) for the treatment of molluscum and began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all product purchased from such suppliers was included as a component of research and development expense, as the Company was unable to assert that the inventory had future economic benefit until YCANTH (VP-102) received FDA approval. Pursuant to the supply agreement (Note 6), the Company purchased and included in research and development expenses approximately $4.5 million of raw cantharidin and processed active pharmaceutical ingredient ("API"). The raw cantharidin and processed API is sufficient to produce approximately 17 million finished drug product applicators to be used for commercially saleable product and other product candidates. In addition, the Company purchased other components and services related to YCANTH (VP-102) for commercially saleable product and included approximately $1.2 million in research and development expenses prior to FDA approval. As a result, cost of product revenue related to YCANTH (VP-102) initially reflected a lower average per unit cost of materials as previously expensed inventory was utilized for commercial production and sold to customers. On a pro forma basis, if the Company were to have included those costs previously expensed as a component of cost of product revenue, the Company's cost of product revenue for the year ended December 31, 2024 would have been $2.6 million. For the year ended December 31, 2025, including those costs previously expensed as a component of cost of product revenue would have had an immaterial impact on the Company's cost of product revenue.
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
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be recognized if the carrying value of the asset exceeds its fair value. Fair value is generally determined using discounted cash flows. The Company recognized an impairment loss on disposal of equipment of $0.2 million and $0.1 million, respectively, during the years ended December 31, 2025 and 2024. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

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
Debt Issuance Costs
Debt issuance costs incurred in connection with the Loan Facility (Note 10) were amortized to interest expense over the term of the financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization were deducted from the carrying value of the related debt. Upon extinguishment of the Loan Facility, the remaining unamortized debt issuance costs were written off and included in the loss on extinguishment of debt.
Financial Instruments – Derivatives
The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded components of a financial instrument potentially qualify as derivatives required to be separately accounted for in accordance with ASC Topic 815 - Derivatives and Hedging.
The derivative liability related to a bifurcated settlement feature of the Company's Credit Agreement (Note 10). The derivative liability was subject to re-measurement at each reporting period, at each balance sheet date and any change in fair value was recognized as a component of change in fair value of derivative liability in the statements of operations. The Company adjusted the liability for changes in fair value until the settlement of the Loan Facility which occurred in November 2025.
Revenue
Product Revenue, Net
The Company recognizes revenue from sales of a single product, YCANTH (VP-102) (the "Product") in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. The Company sells the Product to several customers who are pharmaceutical wholesalers/distributors (the "Customers") who in turn sell the Product directly to clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.
Gross product sales are reduced by corresponding gross-to-net ("GTN") estimates using the expected value method, resulting in the Company’s reported "Product revenue, net" in the accompanying statements of operations. Product revenue, net reflects the amount the Company ultimately expects to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that the Company estimates for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management's informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations ("GPO") administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.
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
Government Chargebacks: The Product is subject to pricing limits under certain federal government programs, including Medicare and the 340B drug pricing program. Qualifying entities (the "End-Users") purchase the Product from the Customers at their applicable qualifying discounted price. The chargeback amount the Company incurs represents the difference between the Company's contractual sales price to the Customers and the end-user's applicable discounted purchase price under the government program.
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
Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of the Company's products for various commercial services including contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of the Company's applicable sales.
License and Collaboration Revenue
The Company has generated collaboration revenue through its licensing and collaboration arrangements. The terms of the arrangements typically include payments to the Company of one or more of the following: nonrefundable, up-front license fees: regulatory and commercial milestone payments; payments for commercial and clinical supply and services; materials shipped to support development; and royalties on net sales of licensed products.
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
The Company's revenue arrangements may include the following:
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
Manufacturing Supply and Research Services: Arrangements that include a promise for supply of drug substance or drug product for either clinical development or commercial supply at the licensee's discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If not, the supply services are recognized as license and collaboration revenue as the Company provides the services.
The Company receives payments from its licensee based on schedules established in each contract. Amounts are recorded as accounts receivable when the Company's right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensee and the transfer of the promised goods or services to the licensee will be one year or less.
Deferred Revenue: The Company records deferred revenue when a customer prepays for goods or services, or when the Company has an unconditional right to bill but has not yet delivered the performance obligation. Deferred revenue is primarily comprised of deposits on customer product orders yet to be delivered, specifically related to the Company's collaboration obligation with Torii. The Company expects to recognize all of the deferred revenue within the next 6 months.
Cost of Product Revenue
Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing, production and packaging materials for YCANTH (VP-102) sales. Prior to FDA approval of YCANTH (VP-102) in July 2023, the Company expensed costs associated with manufacturing of YCANTH (VP-102) as a component of research and development expense that would have been included in cost of goods sold for the years ended December 31, 2025 and 2024. Therefore, these costs are not included in cost of product revenue.
Cost of License and Collaboration Revenue
Cost of license and collaboration revenue consisted of commercial supplies and development activity with Torii.
Advertising Expense
Advertising expenses, comprised primarily of print and digital assets, social media and internet advertising as well as search engine marketing, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2025 and 2024, advertising expenses were approximately $1.6 million and $4.3 million, respectively.
Research and Development Costs
The Company's research and development expenses consist primarily of costs associated with the Company's clinical trials, salaries, payroll taxes, employee benefits, and equity-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
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
At December 31, 2025, the Company's financial instruments included cash and cash equivalents, accounts receivable, accrued expenses and accounts payable. The carrying amount of accounts receivable, accrued expenses and accounts payable approximates fair value due to the short-term maturities of these instruments.
The following table presents the Company's fair value information for liabilities measured at fair value on a recurring basis (in thousands). The Company had a derivative liability related to a bifurcated settlement feature of the Credit Agreement. The derivative liability was remeasured at fair value immediately prior to settlement of the related debt in November 2025, resulting in a reduction to nil due to the known termination of the Credit Agreement. The Company had no liabilities measured at fair value on a recurring basis at December 31, 2025.

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
The Company estimated the fair value of the derivative liability using a lattice model with an interest rate lattice consistent with the Hull-White model. The derivative liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the lattice model for the derivative liability were as follows:

December 31, 2024
Expected term (years)	3.57
Credit spread	12.3%
The following is a rollforward of the derivative liability measured at fair value (in thousands):

Balance at December 31, 2024	$2,648
Change in fair value of derivative liability	(2,648)
Balance at December 31, 2025	$—

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
The use of the Black‑Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk‑free interest rates. The expected term of stock options was estimated using the "simplified method," as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company historically has been a private-company and lacked company-specific historical and implied volatility information. Therefore, prior to the year ended December 31, 2023, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to the volatility of the Company's stock. For the years ended December 31, 2025 and 2024 volatility is based solely on the Company's stock. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date.

Warrants
The Company accounts for warrants in accordance with ASC Subtopic 815-40, Contracts in Entity's Own Equity.
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
Net Loss Per Share
Net loss per share of common stock is computed using the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in February 2023 and November 2024 and the Private Placement in November 2025 (Note 7). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net loss per share includes the effect from the potential exercise or conversion of securities such as stock options, unvested restricted stock units and common stock warrants, which would result in the issuance of incremental shares of common stock, using the treasury stock method. Potential common shares are excluded from the diluted per share calculation when their effect is anti-dilutive, including in periods of net loss or when inclusion does not result in a decrease in earnings per share. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	As of December 31,
	2025	2024
Shares issuable upon exercise of stock options	1,353,918	800,544
Non-vested shares under restricted stock grants	—	38,426
Shares issuable upon exercise of warrants pursuant to debt financing	51,855	51,855
Shares issuable upon exercise of warrants pursuant to Torii amendment	50,000	50,000
Shares issuable upon exercise of Series A and Series B Warrants pursuant to 2024 equity offering	2,387,703	4,775,406
Shares issuable upon exercise of Series C Warrants pursuant to the Private Placement	2,951,241	—
Total	6,794,717	5,716,231
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard improves the transparency and decision usefulness of income tax disclosures. This standard requires the inclusion of a tabular reconciliation detailing specific categories that contribute to a company's effective tax rate. This update is effective beginning with the Form 10-K for the year ended December 31, 2025 and has been included in Note 11.
Accounting Pronouncements Issued but Not Yet Adopted
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
In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that all public business entities must adopt the guidance in ASU 2024-03 for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance is not expected to have a material impact on the Company's financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope-Improvements. This update clarifies a shift in focus for interim reporting towards current-period facts and circumstances, over prior-period precedent. This update is effective for interim periods within annual periods that begin after December 15, 2027. This guidance is not expected to have a material impact on the Company's financial statements.
Legislative Changes
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company has completed its assessment of the impacts of the OBBBA, and the effects of the legislation have been reflected in the Company's income tax provision for the year ended December 31, 2025. Due to the existence of a full valuation allowance against the Company's U.S. federal deferred tax assets, the enactment of the OBBBA did not have a material impact on the Company's financial statements.
Note 3 —Inventory
Upon FDA approval of YCANTH (VP-102) for the treatment of molluscum on July 21, 2023, the Company began capitalizing the purchases of saleable inventory of YCANTH (VP-102) from suppliers. Inventory consisted of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$974	$1,082
Work-in-process	784	664
Finished goods	478	717
Total inventory	$2,236	$2,463
Note 4—Property and Equipment
Property and equipment, net consists of (in thousands):

	As of December 31,
	2025	2024
Machinery and equipment	$576	$1,164
Office equipment	326	326
Office furniture and fixtures	303	303
Leasehold improvements	54	54
	1,259	1,847
Accumulated depreciation	(1,050)	(1,258)
Total property and equipment, net	$209	$589
Depreciation expense for both the years ended December 31, 2025 and 2024 was $0.1 million and $0.3 million, respectively. The Company recognized a $0.2 million and $0.1 million loss on disposal of equipment during the years ended December 31, 2025 and 2024, respectively.

Note 5—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Gross to net reserves	$8,562	$10,316
Compensation and related costs	1,763	1,173
Clinical trials and drug development	454	892
Professional fees	1,259	618
Inventory	130	—
Commercial-related costs	550	407
Other current liabilities	119	105
Total accrued expenses and other current liabilities	$12,837	$13,511
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
On January 12, 2024, the Court granted in part and denied in part Defendants' motion to dismiss the amended complaint. The Court held that Plaintiff's claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff's claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. Defendants' motion to dismiss the second amended complaint was fully briefed as of April 22, 2024. On September 3, 2024, the Court granted in part and denied in part Defendants' motion to dismiss the second amended complaint. The Court dismissed Plaintiff's claims related to one of the two individual defendants but held that Plaintiff's claims against the Company and the other individual defendant were sufficiently pled. On March 4, 2026, the Court granted Plaintiff's motion for class certification.
In addition, on October 21, 2024, May 12, 2025, and June 26, 2025, plaintiffs Ivan S. Cohen, Paul Cannon, and Joseph Bonaccorso, respectively, each filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. Each derivative complaint names the Company as a nominal defendant and purports to bring claims on behalf of the Company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. Each derivative complaint primarily seeks to recover for the Company compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the Cohen derivative lawsuit. On July 28, 2025, the Court granted the parties' joint stipulation in the Cohen and Cannon derivative lawsuits to consolidate the two actions and stay the consolidated action. On July 24, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a corrected complaint to clarify that the named plaintiff "is not Joseph (Joe) Bonaccorso, the former Chief Commercial Officer" of the Company. On July 29, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a notice voluntarily dismissing the action without prejudice.
The Company is also involved in ordinary, routine legal proceedings that are not considered by management to be material. In the opinion of Company counsel and management, the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.

Supply Agreement and Purchase Order
On July 16, 2018, the Company entered into a supply agreement with a supplier of crude cantharidin material. All executed purchase orders for crude cantharidin in the ordinary course of business are expected to be covered under the terms of the supply agreement. The supply agreement had an initial five-year term, and now renews for successive annual periods absent termination by either party in accordance with the terms of the supply agreement. The Company did not commit to any purchases for the year ended December 31, 2025 as the Company has sufficient supply.
Note 7—Stockholders' (Deficit) Equity
Common Stock
The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of December 31, 2025 and 2024. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.
November 2024 Offering
In November 2024, the Company sold 4,551,824 shares of its common stock, and in lieu of common stock to certain investors, pre-funded warrants to purchase 223,595 shares of its common stock, with accompanying Series A warrants to purchase to purchase 2,387,703 shares of its common stock at an exercise price of $10.68 per share of common stock and Series B warrants to purchase 2,387,703 shares of its common stock at an exercise price of $13.35 per share of common stock (the "November 2024 Offering"). The offering price was $8.90 per share of common stock and accompanying Series A and Series B warrants, or $8.899 per Pre-funded Warrant and accompanying Series A and Series B warrants. The Series A warrants expired unexercised in November 2025 and the Series B warrants expire in November 2029. The November 2024 Offering resulted in net proceeds of approximately $39.6 million after deducting underwriting discounts and commissions, and offering expenses of $2.9 million.
November 2025 Offering
In November 2025, the Company sold an aggregate of (i) 6,499,826 shares of its common stock, (ii) with respect to certain purchasers pre-funded warrants to purchase 5,305,164 shares of common stock in lieu of shares and (iii) in either case, the accompanying Series C warrants to purchase 2,951,241 shares of common stock. The purchase price per share of common stock and accompanying Series C warrant was $4.24125 per share and the purchase price for the Pre-funded Warrants and accompanying Series C warrant $4.24115 per share. The Company received net proceeds of $49.1 million from the Private Placement, after deducting placement fees of $0.9 million.
Pre-funded Warrant Exercises
During the years ended December 31, 2025 and 2024, pre-funded Warrants were exercised for 1,484,573 and 324,420 shares of common stock, respectively. At December 31, 2025, 4,126,239 pre-funded warrants were outstanding, all related to the Private Placement.
Warrants
The following table summarizes the Company's outstanding warrants:

	As of December 31, 2025
	Number of Warrants	Exercise Price	Expiration Date
Equity classified warrants
Warrants issued in connection with OrbiMed debt facility	51,855	$23.5541	7/26/2033
Warrants issued in connection with Torii amendment	50,000	$95.6000	5/14/2034
Series B warrants issued pursuant to 2024 underwritten public offering	2,387,703	$13.3500	11/20/2029
Series C warrants issued pursuant to the Private Placement	2,951,241	$6.3150	11/25/2030
Pre-funded warrants issued pursuant to the Private Placement	4,126,239	$0.0001	No expiration
The OrbiMed warrants are eligible for a price adjustment if the Company consummates any share distribution at a price per common shares less than the exercise price. As a result of the November 2024 Offering, the OrbiMed warrant exercise price was adjusted down to $34.50 per share. As a result of the Private Placement, the OrbiMed warrant exercise price was adjusted down to $23.55 per share. The Torii warrants become exercisable at different clinical milestones related to the global Phase 3 Program for common warts. The related expense is recognized as research and development expense as costs are incurred for the Program under the R&D funding arrangement (See Note 12).
Note 8—Stock-Based Compensation
In June 2018, the Board adopted and approved the 2018 Equity Incentive Plan (the "2018 Plan"), which amended and restated the Company's prior 2013 Equity Incentive Plan (the "2013 Plan") and became effective in connection with the Company's initial public offering. Prior to the effectiveness of the 2018 Plan, the 2013 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. As a result of the effectiveness of the 2018 Plan, no further grants may be made under the 2013 Plan.
The 2018 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of stock awards to employees, including officers, consultants and directors. The 2018 Plan also provides for the grant of performance-based cash awards to employees, including officers, consultants and directors. The Company initially reserved 373,820 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 219,820 new shares, plus (2) the number of shares reserved for issuance under the 2013 Plan at the time the 2018 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2013 Plan (such as upon the expiration or termination of a stock award prior to exercise). The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2019 through January 1, 2028, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. As of December 31, 2025, 287,574 shares were available for grant under the 2018 Plan.
In November 2024, the Board adopted and approved the 2024 Inducement Plan which initially reserved 200,000 shares for issuance. The Plan allows for the granting of Awards, for certain individuals to enter into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules, (ii) incentives for Eligible Employees to exert maximum efforts for the success of the Company and any Affiliate and (iii) a means by which Eligible Employees may benefit from increases in value of the Common Stock. On December 4, 2024, the Board approved an amendment to the 2024 Inducement Plan to increase the number of shares of Common Stock reserved for issuance pursuant to Awards from 200,000 shares of common stock to 450,000 shares of Common Stock. As of December 31, 2025, 122,500 shares were available for grant under the Inducement Plan.
In December 2025, the Board approved certain equity award arrangements for members of the executive leadership team. The awards are subject to multiple substantive contingencies, including (i) approval by the Company's stockholders of an amendment to the 2018 Plan, (ii) achievement of specified stock price-based vesting conditions, and (iii) continued service. As of December 31, 2025, the required stockholder approval had not been obtained. Because this approval represents a substantive contingency and is not perfunctory, none of the arrangements meet the definition of a grant. Accordingly, no stock-based compensation expense has been recognized and no equity instruments related to these arrangements have been reflected in the accompanying financial statements.
Stock Options
The Company's employee and non-employee stock options generally vest as follows: 25% after 12 months of continuous services and the remaining 75% on a ratable basis over a 36-month period from 12 months after the grant date and have a maximum contractual term of 10 years. The stock options are subject to time vesting requirements through 2029, are nontransferable, and have term expiration dates set to expire through 2035. Retention stock option grants were granted in October 2024 and December 2025 with a vesting period of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

The grant date fair value of employee and non-employee stock option awards is determined using the Black-Scholes option-pricing model. The following assumptions were used during the years ended December 31, 2025 and 2024 to estimate the fair value of employee and non-employee stock option awards:

For the Year Ended December 31,
	2025	2024
Risk-free rate of interest	3.67%- 4.43%	3.54% - 4.65%
Expected term (years)	5.3- 6.3	5.3 - 6.3
Expected stock price volatility	94.22% - 106.10%	92.87% - 95.94%
Dividend yield	—	—
The following table summarizes the Company's employee and non-employee stock option activity under the 2013 Plan, 2018 Plan and the 2024 Inducement Plan for the years ended December 31, 2025 and 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	556,561	$82.58	7.2	$4,143
Granted	517,430	20.43
Exercised	(4,250)	36.16		178
Forfeited and expired	(269,197)	62.12
Outstanding as of December 31, 2024	800,544	$49.49	7.3	$—
Granted	934,670	7.06
Forfeited and expired	(381,296)	63.92
Outstanding as of December 31, 2025	1,353,918	$16.13	8.9	$1,181
Options vested and exercisable as of December 31, 2025	299,788	$40.76	7.4	$81
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company's common stock price and, as of December 31, 2025, the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the years ended December 31, 2025 and 2024 was $5.32 and $28.35, respectively. As of December 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $6.3 million, which the Company expects to recognize over a weighted-average period of 2.1 years.
Restricted Stock Units
In November 2019 and August 2020, the Company granted 30,000 and 25,000 restricted stock units ("RSU"), respectively, to its executive officers of which 12,500 were forfeited. Half of the remaining RSUs vested upon receipt of regulatory approval of YCANTH (VP-102) for the treatment of molluscum on July 21, 2023 (the "Approval Date") and the other half vested on July 21, 2024 subject to the holders' continuous service through such date.
In March 2023, the Company granted 69,800 RSUs, half of which vested upon the first commercial sale of YCANTH (VP-102) on August 24, 2023 and half of which vested on August 24, 2024.
In December 2025, the Company granted 10,000 RSUs, which vested immediately.
Compensation expense related to RSUs of $0.2 million was recognized in the Company's statements of operations for the year ended December 31, 2025 related to the fair market value at the date of grant recognized over the period expected to vest. As of December 31, 2025, there was no remaining unrecognized compensation expense related to the RSUs.

The following table summarizes the activity related to the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	56,150	$91.31
Granted	57,676	25.37
Forfeited	(19,250)	48.00
Vested	(56,150)	91.31
Nonvested as of December 31, 2024	38,426	$14.03
Granted	10,000	8.21
Forfeited	(32,000)	24.17
Vested	(16,426)	10.39
Nonvested as of December 31, 2025	—	$—
Stock-based compensation expense, which includes expense for both employees and non-employees, has been reported in the Company's statements of operations as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Selling, general and administrative	$2,252	$5,219
Research and development	1,066	1,945
Total stock-based compensation	$3,318	$7,164
Note 9—Leases
The Company leases office space located in West Chester, Pennsylvania that serves as the Company's headquarters. The initial term expires on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord's operating expenses.
The Company leased office space in Scotch Plains, New Jersey under an agreement classified as an operating lease, which commenced on May 1, 2022 and was due to expire on April 30, 2025. In September 2024, the Company terminated the agreement effective November 30, 2024. No termination fees were incurred.
The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a term of 52 months and classified as finance leases. During the year ended December 31, 2025, the Company recognized a right-of-use asset of $0.3 million and a lease liability of $0.3 million related to these finance leases. During the year ended December 31, 2024, a total of 57 vehicle leases were terminated and the lessor sold those vehicles at auction. The Company recognized an impairment of the right-of-use asset based on estimated fair value of the vehicles of $0.3 million and a loss on termination of leases of $19,000 for the year ended December 31, 2024. The Company reduced lease liability by $1.5 million and right-of-use assets by $1.6 million related to the terminated leases for the year ended December 31, 2024.
The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Finance lease cost:
Amortization right-of-use assets	$352	$619
Interest on lease liabilities	77	179
Operating lease:
Operating lease costs	$341	$387

Maturities of the Company's operating leases, excluding short-term leases, as of December 31, 2025 are as follows (in thousands):

	Operating	Finance
2026	$366	$468
2027	246	413
2028	—	211
2029	—	61
Thereafter	—	2
Total lease payments	612	1,155
Less imputed interest	(29)	(107)
Lease liability	$583	$1,048
The weighted average remaining lease term and discount rates for the Company's leases as of December 31, 2025 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	1.67	2.74
Weighted average discount rate	6.25%	7.73%
Note 10–Debt
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
Amounts borrowed under the Loan Facility were set to mature on July 26, 2028 (the "Maturity Date"). Based on the Company's net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, the Company became obligated to start making principal payments starting on January 1, 2025. The Company was obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the Maturity Date, together with the applicable repayment premium and the exit fee. The Company recorded a derivative liability related to the accelerated settlement of the Credit Agreement (See Note 2 - Financial Instruments - Derivatives and Fair Value Measurement).
During the term of the Loan Facility, interest payable in cash by the Company accrued on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the Secured Overnight Financing Rate ("SOFR") rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 4.00% plus, in either case, 8.00%. The Company paid certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a prepayment premium, as well as certain other fees and expenses of the Administrative Agent and the Lenders.
The Credit Agreement contained customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key permit and other regulatory events; key person events; and change of control. In addition, the Credit Agreement contained a financial covenant that the Company must maintain a liquidity of at least $10.0 million and that the Company's quarterly and annual financial statements not be subject to any qualification or statement which is of a "going concern" or similar nature.
On the Closing Date, the Company also issued the Initial Lender warrants to purchase up to 51,855 shares of the Company's common stock, at an exercise price of $60.26 per share, which have a term of 10 years from the issuance date. The exercise price of the warrants will be adjusted if the Company consummates any share distribution at a price per common share less than the exercise price. As a result of the November 2024 Offering, the warrant exercise price was adjusted down to $34.50 per share. Following the Private Placement, the warrant exercise price was adjusted down to $23.55 per share.
On each of December 20, 2023 and January 31, 2024, the Company entered into an amendment to the Credit Agreement in order to extend a deadline for a specified regulatory milestone. For the second amendment on January 31, 2024, the Company paid an upfront amendment fee of $0.3 million and agreed to make an additional payment of $0.3 million if a specified regulatory milestone is not achieved by a specified date.
On May 6, 2024, the Company entered into an amendment to the Credit Agreement (the "Third Amendment") pursuant to which the Lenders waived the going concern requirement under Section 7.1(b) of the Credit Agreement with respect to the financial statements for the quarter ended March 31, 2024. In connection with the Third Amendment, the Company paid an amendment fee of $0.1 million.
On June 26, 2024, the Company entered into an amendment to the Credit Agreement (the "Fourth Amendment") changing the commencement date of the Revenue Test to September 30, 2024. In connection with the Fourth Amendment, the Company paid an amendment fee of $0.5 million.
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
On June 10, 2025, the Company entered into the sixth amendment and waiver to the Credit Agreement (the "Sixth Amendment") pursuant to which the Lenders waived specified covenants under the Credit Agreement, including the requirements under Section 7.1(b) and Section 7.1(c) of the Credit Agreement that there be no "going concern" qualification with respect to the financial statements for the quarters ending June 30, 2025, September 30, 2025 and the quarter and year ending December 31, 2025. In connection with the Sixth Amendment, the Company paid an amendment fee of $0.1 million.
On November 25, 2025, the Company remitted $35.0 million in cash to fully settle and extinguish all amounts outstanding under its Credit Agreement. Immediately prior to settlement, the carrying amount of the debt was $33.5 million, which reflected a face amount of $38.4 million, net of $8.4 million of unamortized debt discount and issuance costs, $3.3 million of prepayment and exit fee liabilities, and $0.3 million of accrued interest payable. As a result of the settlement, the Company recognized a loss on extinguishment of debt of $1.5 million during the year ended December 31, 2025. The Company had a derivative liability related to a bifurcated settlement feature of the Credit Agreement. The derivative liability was remeasured to fair value immediately prior to settlement, resulting in a reduction to nil, with the corresponding Change in Fair Value of Derivative Liability recognized in the Statement of Operations.
During the year ended December 31, 2025, the Company paid $0.1 million in cash related to an amendment fee and made aggregate cash payments of $1.5 million toward the previously accrued prepayment and exit fees in conjunction with its monthly debt service. The remaining prepayment and exit fee liabilities were settled upon extinguishment of the Credit Agreement. As of December 31, 2024, the Company had recorded debt discount and issuance costs of $13.9 million, which were classified as a contra-liability on the balance sheet. These costs included $1.2 million of cash paid during the year ended December 31, 2024, non-cash amounts including the fair value of warrants issued of $2.0 million classified as equity, and contractual prepayment and final payment fees of $1.0 million and $3.8 million, respectively, which were accrued and classified as short-term and long-term liabilities at December 31, 2024.
For the year ended December 31, 2025, the Company recognized interest expense related to the Credit Agreement of $7.5 million, of which $5.0 million was interest on the term loan and $2.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee. For the year ended December 31, 2024, the Company recognized interest expense related to the Credit Agreement of $9.2 million, of which $7.1 million was interest on the term loan and $2.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

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

Note 11–Income Taxes
There is no provision for income taxes as the Company has incurred operating losses since inception and maintains a full valuation allowance against its deferred tax assets. Below is a reconciliation of income taxes at the U.S. statutory rate to the effective tax rate (in thousands).

	For the Year Ended
	December 31, 2025		December 31, 2024
US Statutory Rate	$(3,756)	21.0%	$(16,082)	21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	343	(1.9%)	(3,056)	4.0%
Tax Credits	—	—%	(173)	0.2%
Change in Valuation Allowances (Domestic)	2,851	(15.9%)	17,203	(22.4%)
Nontaxable or Nondeductible Items	117	(0.7%)	192	(0.3%)
Stock Compensation	410	(2.3%)	(9)	—%
Deferred Tax True-up	35	(0.2%)	1,925	(2.5%)

Actual income tax benefit effective tax rate	$—	—%	$—	—%
Within the state income tax category, California accounted for the majority, representing over 50% of the total reconciling impact. For the year ended December 31, 2024, the underlying tax effects remain the same, however certain reconciling items have been reallocated consistent with the required ASU 2023-09 disclosure.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryovers	$58,664	$54,007
Sec. 174 capitalization	3,723	4,665
Share-based compensation	4,199	4,135
Tax credits	3,254	3,254
Amortization	723	832
Embedded derivative	—	642
Lease liabilities	376	490
Accrued compensation	372	216
Accrued collaboration	257	—
Fixed assets	—	10
Other	2,559	3,119
Total deferred tax assets	74,127	71,370
Less valuation allowance	(73,738)	(70,887)
Deferred tax asset, net of valuation allowance	389	483
Deferred tax liabilities:
Right-of-use assets	(381)	(483)
Fixed assets	(8)	—
Total deferred tax liabilities	(389)	(483)
Net deferred tax assets	$—	$—
The Company has determined, based upon all available evidence, that it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax asset.
As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $238.6 million and $218.9 million, respectively. The federal net operating loss carryforwards included in the foregoing totals that were generated prior to 2018 (federal of approximately $6.9 million) will begin to expire, if not utilized, by 2033. Under the 2017 federal income tax law changes, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. As of December 31, 2025, the Company had federal and state research and development carryforwards of $3.2 million. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss and tax credit carryforwards may be limited. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception.
The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.
The 2017 and subsequent federal and state tax years for the Company remain open for the assessment of income taxes.
Note 12—License and Collaboration Agreements
On March 17, 2021, the Company entered into a collaboration and license agreement (the "Torii Agreement") with Torii, pursuant to which the Company granted Torii an exclusive license to develop and commercialize the Company's product candidates that contain a topical formulation of cantharidin for the treatment of molluscum and common warts in

Japan, including YCANTH (VP-102). Additionally, the Company granted Torii a right of first negotiation with respect to additional indications for the licensed products and certain additional products for use in the licensed field, in each case in Japan.
As of December 31, 2025, the Company had received milestone payments from Torii in prior periods totaling $38.0 million, including an $8.0 million milestone payment in July 2025 and a $10.0 million milestone payment in September 2025, as described in Note 1. As of December 31, 2025, the Company is entitled to receive from Torii an additional $32.0 million in aggregate payments, contingent on achievement of specified regulatory and sales milestones, in addition to transfer price payments for supply of product, which will begin to be replaced by royalty payments as part of the manufacturing transfer. The transfer price and royalty payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.
The Torii Agreement expires on a product-by-product basis upon expiration of Torii's obligation under the agreement to make transfer price payments for such product. Torii has the right to terminate the agreement upon specified prior written notice to us. Additionally, either party may terminate the agreement in the event of an uncured material breach of the agreement by, or insolvency of, the other party. The Company may terminate the agreement in the event that Torii commences a legal action challenging the validity, enforceability or scope of any licensed patents.
On March 7, 2022, the Company executed a Clinical Supply Agreement with Torii, whereby the Company will supply product to Torii for use in clinical trials and other development activities. The Company recognized License and collaboration revenue of $2.3 and $1.0 million for the years ended December 31, 2025 and 2024, respectively, related to supplies and development activity pursuant to this agreement. The Cost of license and collaboration revenue consists of expenses incurred by the Company for manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.
On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the "First Amendment"). Pursuant to the First Amendment, the Company and Torii will equally split the cost of a global Phase 3 clinical trial of YCANTH (VP-102) for the treatment of common warts (the "Program"), with Torii paying all of the costs when due and the Company repaying Torii half of the costs (the "Company Portion"). The results of the global Phase 3 clinical trials will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup our share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement that would otherwise be due to the Company under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within sixty months after the date on which Torii made its first payment for the Program costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest.
In conjunction with the First Amendment, the Company issued Torii a warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price per share of $95.60. The warrant has a term of ten years and is exercisable only with respect to the shares that have vested as of the date of exercise. One-third of the shares underlying the warrant vested in December 2025, when the first patient was dosed in the Program, with the remaining vesting occurring one-third on the date that the database lock with respect to the Trial occurs, and one-third on the date the Company submits a new drug application to the FDA for YCANTH (VP-102) for the treatment of common warts.
As discussed in Note 1, on June 27, 2025, the Company entered into the Second Amendment, which further revised the details of the cost sharing arrangement initially negotiated as part of the First Amendment. Torii will be paying the first $40.0 million of out-of-pocket costs when due, with the Company repaying to Torii half of such costs over time. Consistent with the First Amendment, to repay its portion of the costs of the Program, the Company will offset amounts otherwise due from Torii for future royalties, certain transfer price payments and remaining development milestones. To the extent the cost of the Program exceeds $40.0 million, the Company will pay such excess costs, up to a specified maximum amount, and Torii will repay to the Company half of such costs. The Second Amendment also sets forth that the Company will initiate a manufacturing transfer to Torii, which is expected to take several years, that will allow Torii to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, Torii will continue to purchase applicators from the Company. After the transfer of at least one component of the manufacturing process, the Company will begin earning royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.

The Company is accounting for the Second Amendment as a R&D funding arrangement (the "Arrangement") since the Company is obligated to repay Torii regardless of the outcome of the research such that a substantive and genuine transfer of risk has not occurred. In August 2025, Torii made an $8.6 million payment to the CRO, representing an initial deposit for clinical trial services and fees, and the Company recorded a $4.3 million funding liability ("R&D Funding Liability") for the Company Portion it will pay to Torii, as described above, and a corresponding R&D asset ("Deferred R&D Services") of $4.3 million representing its right to the prepaid research and development services. The Deferred R&D services asset is classified between current and non-current assets based on the expected timing of service performance. The Company will expense the Deferred R&D Services within R&D expense as the services are performed by the CRO.
Since the R&D Funding Liability is with a collaborator and the interest rate is below market, the Company is imputing interest expense using a 12% market rate of interest, and the difference between the market rate of interest and the rate being charged by Torii will reduce research and development expense. Interest expense of $0.2 million was recognized during the year ended December 31, 2025.
As part of the Program, the Company will also directly contract with third parties for certain clinical supply and distribution services that will be reimbursed by Torii and those reimbursements will be recognized as contra-research and development expense once incurred. As of December 31, 2025, the Company has recorded $0.7 million as contra-research and development expense.
For the year ended December 31, 2025, total program costs incurred under the Arrangement were $2.2 million, of which $1.1 million represented the Company's share and was recognized as research and development expense. The remaining costs represented Torii's share of the program costs and were not reflected in the Company's Statement of Operations.
Lytix Agreement
In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma AS ("Lytix") for the use of licensed technology, referred to as VP-315, to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the "Lytix Agreement"). As part of the Lytix Agreement, the Company has paid Lytix milestone fees of $3.6 million in previous periods. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company's obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that was initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.
Note 13—Related Parties
Our Chief Executive Officer, Jayson Rieger, and our Chief Operating Officer, David Zawitz, are former employees of and current consultants to PBM Capital Group, LLC, an entity controlled by Paul B. Manning, a significant investor of the Company. Transactions with Alpha 6 Innovations, LLC, an affiliate of Sean Stalfort, a director of the Company, comprised $0.4 million, of which $0.3 million were pass-through costs, for the year ended December 31, 2025 and $81,000, $63,000 of which were pass-through costs, for the year ended December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
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
Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on the assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(c) of the Sarbanes Oxley Act of 2002. Since we qualify as a smaller reporting company, management's report was not subject to attestation by our independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."
We have adopted a written code of business conduct and ethics, or the Code of Ethics, that applies to all officers, directors and employees. The Code of Ethics is available in the investors section of our website at www.verrica.com. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, employees and consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. Pursuant to the policy, our company must also comply with applicable laws and regulations relating to insider trading when engaging in transactions in our securities. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report:
(a)(1)Financial Statements
The financial statements are included in Item 8. "Financial Statements and Supplementary Data."
(a)(2)Financial Statement Schedules
All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.
(a)(3)Exhibits

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on July 23, 2025)

3.3
Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-225104), filed with the Securities and Exchange Commission on May 22, 2018)

4.1
Description of Verrica Pharmaceuticals Inc. Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 13, 2020).

4.2
Warrant to Purchase Common Stock, dated as of May 14, 2024, by and between the Registrant and Torii Pharmaceuticals Co., Ltd. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 14, 2024.

4.3
Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 21, 2024).

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

4.6
Form of Pre-Funded Warrant issued in 2025 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 24, 2025).

4.7
Form of Series C Warrant (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 24, 2025).

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

10.10
Third Amendment to Services Agreement, by and between the Registrant and PBM Capital Group, LLC, dated as of October 1, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 6, 2019).

10.11
First Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of March 12, 2020 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2020).

10.12
Second Amendment to Lease Agreement, by and between the Registrant and 44 West Gay LLC, dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 5, 2020).

10.13*
Exclusive License Agreement, by and between the Registrant and Lytix Biopharma AS, dated as of August 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2020).

10.14+
Employment Agreement by and between the Registrant and Gary Goldenberg, dated as of August 1, 2020 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.15+
Employment Agreement, by and between the Registrant and Christopher Hayes, dated as of February 27, 2020 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 2, 2022).

10.16*
Collaboration and License Agreement, by and between the Company and Torii Pharmaceutical Co., Ltd., dated March 17, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on May 7, 2021).

10.17+
Second Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board as of February 27, 2024 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 29, 2024).

10.18
Warrant Certificate, dated as of July 26, 2023, by and between the Registrant and OrbiMed Royalty & Credit Opportunities IV, LP (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on November 9, 2023).

10.19
Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on February 21, 2023).

10.20*
First Amendment to Collaboration and License Agreement, dated as of May 14, 2024, by and between the Registrant and Torii Pharmaceuticals Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 14, 2024).

10.21+
Offer Letter, dated as of November 4, 2024, by and between the Registrant and Jayson Rieger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.22+
Professional Services Agreement, dated November 4, 2024, by and between the Registrant and John J. Kirby (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.23+
Verrica Pharmaceuticals, Inc. 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.24+
Form of Restricted Stock Unit Award Grant Notice and Award Agreement under 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.25+
Form of Stock Option Grant Notice and Stock Option Agreement under 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 4, 2024).

10.26+
Offer Letter, dated December 5, 2024, by and between the Registrant and David Zawitz (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on December 9, 2024).

10.27+
Amendment to 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on December 9, 2024).

10.28+
Release Agreement, dated April 24, 2025, by and between the Company and Christopher G. Hayes (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on April 25, 2025).

10.29+
Second Amendment to Collaboration and License Agreement, dated as of June 27, 2025, by and between the Company and Torii Pharmaceuticals Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38529), filed with the Securities and Exchange Commission on August 12, 2025).

10.30
Form of Securities Purchase Agreement with institutional investors, dated November 23, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on November 24, 2025).

10.31	Employment Agreement, by and between the Registrant and Noah Rosenberg, dated as of March 19, 2025.

19.1
Registrant's Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38529), filed with the Securities and Exchange Commission on March 11, 2025).

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
______________________________________________________________
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

VERRICA PHARMACEUTICALS INC.

	By:	/s/ Jayson Rieger
March 11, 2026		Jayson Rieger President and Chief Executive Officer
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

Signature	Title	Date

/s/ Jayson Rieger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2026
Jayson Rieger

/s/ John J. Kirby	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)	March 11, 2026
John J. Kirby

/s/ Paul B. Manning	Chairman of the Board of Directors	March 11, 2026
Paul B. Manning

/s/ Gavin Corcoran	Director	March 11, 2026
Gavin Corcoran

/s/ Lawrence Eichenfield	Director	March 11, 2026
Lawrence Eichenfield

/s/ Charles Frantzeb	Director	March 11, 2026
Charles Frantzeb

/s/ Diem Nguyen	Director	March 11, 2026
Diem Nguyen

/s/ Mark Prygocki	Director	March 11, 2026
Mark Prygocki

/s/ Sean Stalfort	Director	March 11, 2026
Sean Stalfort