Form 10-Q
period 2026-03-31
Verrica Pharmaceuticals Inc.
filed 2026-05-12
CIK 1660334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, the registrant had 17,178,786 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Financial Statements
VERRICA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$20,600	$30,147
Accounts receivable	7,724	5,260
Collaboration receivable, billed and unbilled	89	137
Deferred R&D services, current portion (Note 10)	1,374	1,958
Inventory	1,974	2,236
Prepaid expenses and other current assets	2,368	2,801
Total current assets	34,129	42,539
Property and equipment, net	191	209
Operating lease right-of-use asset	463	540
Finance lease right-of-use asset	1,009	1,113
Deferred R&D services, non-current portion (Note 10)	2,354	2,354
Other non-current assets	640	376
Total assets	$38,786	$47,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,193	$2,072
Accrued expenses and other current liabilities	12,251	12,837
Deferred revenue	1,031	782
Operating lease liability	348	341
Finance lease liability	396	405
Total current liabilities	16,219	16,437
Operating lease liability	152	242
Finance lease liability	546	643
R&D funding liability (Note 10)	5,814	5,066
Total liabilities	22,731	22,388
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 authorized; 17,189,300 shares issued and 17,178,786 shares outstanding as of March 31, 2026 and December 31, 2025	2	2
Treasury stock, at cost, 10,514 shares as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	350,648	349,654
Accumulated deficit	(334,595)	(324,913)
Total stockholders’ equity	16,055	24,743
Total liabilities and stockholders’ equity	$38,786	$47,131
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenue:
Product revenue, net	$4,290	$3,422
License and collaboration revenue	733	17
Total revenue	5,023	3,439
Operating expenses:
Cost of product revenue	544	423
Cost of license and collaboration revenue	345	14
Selling, general and administrative	9,989	8,848
Research and development	3,860	2,284
Total operating expenses	14,738	11,569
Loss from operations	(9,715)	(8,130)
Other income (expense):
Interest income	201	337
Interest expense	(160)	(2,203)
Change in fair value of derivative liability	—	254
Other expense	(8)	—
Total other income (expense), net	33	(1,612)
Net loss	$(9,682)	$(9,742)

Net loss per share, basic and diluted	$(0.45)	$(1.03)
Weighted-average common shares outstanding, basic and diluted	21,305,025	9,483,734
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares Issued	Amount			Shares

January 1, 2026	17,189,300	$2	$349,654	$(324,913)	10,514	$24,743
Stock-based compensation	—	—	897	—	—	897
Issuance costs	—	—	(9)	—	—	(9)
Torii warrant expense	—	—	106	—	—	106
Net loss	—	—	—	(9,682)	—	(9,682)
March 31, 2026	17,189,300	$2	$350,648	$(334,595)	10,514	$16,055

January 1, 2025	9,188,513	$1	$297,166	$(307,027)	10,514	$(9,860)
Stock-based compensation	—	—	1,026	—	—	1,026
Vesting of restricted stock units	1,000	—	—	—	—	—
Net loss	—	—	—	(9,742)	—	(9,742)
March 31, 2025	9,189,513	$1	$298,192	$(316,769)	10,514	$(18,576)
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(9,682)	$(9,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	897	1,026
Depreciation expense	17	52
Non-cash interest expense	—	668
Loss on termination of financing lease	10	3
Amortization of operating lease right-of-use asset	77	72
Amortization of finance lease right-of-use asset	100	84
Change in deferred R&D services and R&D funding liability	1,332	—
Non-cash R&D expense related to Torii warrant vesting	106	—
Change in fair value of derivative liability	—	(254)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	433	546
Collaboration receivable, billed and unbilled	48	(17)
Inventory	262	—
Accounts payable	121	(453)
Deferred revenue	249	—
Accounts receivable	(2,464)	(5,559)
Accrued expenses and other current liabilities	(586)	973
Operating lease liability	(83)	(76)
Net cash used in operating activities	(9,163)	(12,677)
Cash flows from investing activities
Net cash used in investing activities	—	—
Cash flows from financing activities
Repayment of debt	—	(3,959)
Repayment of finance lease	(111)	(98)
Payment of equity issuance costs	(9)	—
Net cash used in financing activities	(120)	(4,057)
Net decrease in cash and restricted cash	(9,283)	(16,734)
Cash and restricted cash at the beginning of the period	30,147	46,329
Cash and restricted cash at the end of the period	$20,864	$29,595

Reconciliation of Cash and Restricted cash
Cash	$20,600	$29,595
Restricted cash	264	—
Total Cash and Restricted cash	$20,864	$29,595

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosures
Cash paid for interest	$20	$1,535
Supplemental disclosure of noncash investing and financing activities:
Recognition of R&D funding liability	$748	$—
Change in deferred R&D services	$584	$—
Finance lease liability extinguished as a result of lease termination	$43	$50
Right-of-use asset obtained in exchange for lease obligation	$42	$—
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business Operations
Verrica Pharmaceuticals Inc. (the "Company") was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. On July 21, 2023, the U.S. Food and Drug Administration ("FDA") approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. During the three months ended March 31, 2026, the Company formed a wholly owned subsidiary in Ireland to facilitate regulatory filings in the European Union. The subsidiary had no material operations during the period.
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
The accompanying consolidated financial statements and footnotes have been adjusted to reflect the impact of the reverse stock split as though it had occurred in all periods presented.
Liquidity and Capital Resources
The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of March 31, 2026, the Company has an accumulated deficit of $334.6 million and had cash outflows from operations of $9.2 million for the three months ended March 31, 2026. Based on the Company’s current business plan and current capital resources, consisting of cash of $20.6 million as of March 31, 2026, combined with the uncertainty regarding the availability of additional funding, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these financial statements are issued. The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing, collaborations, strategic alliances and/or licensing arrangements. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern.
There can be no assurance the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate commercialization efforts and development programs.
In November 2025, the Company sold an aggregate of (i) 6,499,826 shares of its common stock, (ii) with respect to certain purchasers pre-funded warrants to purchase 5,305,164 shares of common stock in lieu of shares and (iii) in either case, the accompanying Series C warrants to purchase 2,951,241 shares of common stock. The purchase price per share of common stock and accompanying Series C warrant was $4.24125 per share and the purchase price for the Pre-funded Warrants and accompanying Series C warrant was $4.24115 per share. The Company received net proceeds of $49.1 million from the Private Placement, after deducting placement fees of $0.9 million.
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

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").
Unaudited Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, filed as part of the Company's Annual Report.
These unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. However, the results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain items have been reclassified in the prior year disclosure to conform to the current year presentation.
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
The Company views its operations and manages its business in one operating segment engaged in developing and commercializing medications for the treatment of dermatologic diseases including skin cancers. The Company’s Chief Executive Officer ("CEO"), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of businesses and the Company does not differentiate the activities of its headquarters from the overall performance of the Company. The CEO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.
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

The table below summarizes the significant revenue and expense categories regularly reviewed by the CEO for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$4,290	$3,422
License and collaboration revenue	733	17
Total revenue	5,023	3,439
Less:
Cost of product revenue	544	423
Cost of license and collaboration revenue	345	14
Selling, general and administrative:
Commercial (including payroll)	5,697	4,282
General and administrative (including payroll)	3,699	3,781
Stock-based compensation	593	785
Total selling, general and administrative expense	9,989	8,848
Research and development:
YCANTH (VP-102)	278	371
VP-315	133	161
Common warts	1,631	27
Stock-based compensation	276	241
Other unallocated expenses	1,542	1,484
Total research and development expense	3,860	2,284
Other:
Other income (expense) (a)	33	(1,612)
Net loss	$(9,682)	$(9,742)
(a)Other income (expense) includes interest income, interest expense, change in fair value of embedded derivative liability and other expenses.
Cash
Cash includes deposits in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.
Restricted Cash
Restricted cash as of March 31, 2026 comprises a cash deposit of $0.3 million with JPMorgan Chase Bank, N.A. as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards. This is included in other non-current assets on the consolidated balance sheets.
Fair Value of Financial Instruments and Credit Risk
As of March 31, 2026, the Company’s financial instruments included accounts payable, accounts receivable and accrued expenses. The carrying amount of each instrument approximated fair value, given their short-term nature.
The Company is subject to credit risk from accounts receivable. As of March 31, 2026, one customer represented approximately 92% of the Company's accounts receivable. Based on the Company's periodic credit evaluations, there have been no historical concerns with this customer.
Accounts Receivable
The Company had $7.7 million in accounts receivable as of March 31, 2026. As of March 31, 2026, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are generally 60 days from the shipment date.
Inventory
The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. Costs related to obsolete inventory were immaterial for the three months ended March 31, 2026 and 2025.
Financial Instruments – Derivatives
The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded components of a financial instrument potentially qualify as derivatives required to be separately accounted for in accordance with ASC Topic 815 - Derivatives and Hedging.
As of March 31, 2025, the Company had a derivative liability related to a bifurcated settlement feature of the Company’s OrbiMed Credit Agreement (Note 9). The derivative liability was subject to re-measurement at each reporting period, at each balance sheet date and any change in fair value was recognized as a component of change in fair value of derivative liability in the consolidated statements of operations. The Company adjusted the liability for changes in fair value until the settlement of the Loan Facility (as defined below), which occurred in November 2025.
Revenue
Product Revenue, Net
The Company recognizes revenue from sales of a single product, YCANTH (VP-102) (the "Product") in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) became available for commercial sale and shipment to patients with a prescription in the United States in the third quarter of 2023. The Company sells the Product to several pharmaceutical wholesalers and distributors (the "Customers"), who in turn sell the Product directly to pharmacies, clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.
Gross product sales are reduced by corresponding gross-to-net ("GTN") estimates using the expected value method, resulting in the Company’s reported "Product revenue, net" in the accompanying consolidated statements of operations. Product revenue, net reflects the amount the Company ultimately expects to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that the Company estimates for the various GTN categories discussed below. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations ("GPO") administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.
Each of the GTN estimate categories are discussed below:
Product Returns Allowances: The Customers are contractually permitted to return purchased Product in certain circumstances. The Company estimates reserves for product returns using historical return rates, considering factors such as product held by customers, forecasted sales, and product expiration. Returned Product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.
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
Medicaid Rebates: The Product is subject to state government-managed Medicaid programs, whereby rebates are issued to participating state governments, which may include supplemental rebates. These rebates arise when a patient treated with the Product is covered under Medicaid, resulting in a discounted price for the Product under the applicable Medicaid program. The Medicaid rebate accrual calculations require the Company to project the magnitude of its sales, by state, that will be subject to these rebates.

Managed Care Rebates: Managed care rebates represent our estimated obligations to third parties, primarily pharmacy benefit managers. Under the terms of these contracts, the Company offers rebates to these third parties. The rebates are calculated based on the applicable contracts, estimated during the period that the revenue is recognized and paid by the Company in subsequent periods.
Patient Assistance: The Company offers a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by commercial payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with YCANTH (VP-102) that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.
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
License and Collaboration Revenues
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
Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements. The Company did not recognize any milestone revenue during the three months ended March 31, 2026 and 2025.
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
At March 31, 2026, the Company’s financial instruments included cash, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts payable, accounts receivable and accrued expenses approximate fair value due to the short-term maturities of these instruments. No assets or liabilities are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.
Net Loss Per Share
Net loss per share is computed using the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period including pre-funded warrants to purchase shares of common stock that were issued in underwritten offerings in February 2023 and November 2024 and the Private Placement in November 2025 (see Note 6). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and warrants because their effect would be anti-dilutive due to the Company's net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	March 31,
	2026	2025
Shares issuable upon exercise of stock options	1,318,468	1,181,254
Non-vested shares under restricted stock grants	—	33,427
Shares issuable upon exercise of warrants pursuant to debt financing	51,855	51,855
Shares issuable upon exercise of warrants pursuant to Torii amendment	50,000	50,000
Shares issuable upon exercise of Series A and B warrants pursuant to 2024 equity financing	2,387,703	4,775,420
Shares issuable upon exercise of Series C warrants pursuant to the Private Placement	2,951,241	—
Total	6,759,267	6,091,956
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard improves the transparency and decision usefulness of income tax disclosures. This update was effective beginning with the Form 10-K for the year ended December 31, 2025.
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

Note 3 —Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$936	$974
Work in process	301	784
Finished goods	737	478
Total inventory	$1,974	$2,236

Note 4—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Gross to net reserves	$9,017	$8,562
Compensation and related costs	862	1,763
Clinical trials and drug development	394	454
Professional fees	672	1,259
Inventory	25	130
Commercial-related costs	1,081	550
Other current liabilities	200	119
Total accrued expenses and other current liabilities	$12,251	$12,837
Note 5—Commitments and Contingencies
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

Note 6—Stockholders’ Equity
Common Stock
The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of March 31, 2026 and December 31, 2025. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.
November 2025 Offering
In November 2025, the Company sold an aggregate of (i) 6,499,826 shares of its common stock, (ii) with respect to certain purchasers pre-funded warrants to purchase 5,305,164 shares of common stock in lieu of shares and (iii) in either case, the accompanying Series C warrants to purchase 2,951,241 shares of common stock. The purchase price per share of common stock and accompanying Series C warrant was $4.24125 per share and the purchase price for the Pre-funded Warrants and accompanying Series C warrant was $4.24115 per share. The Company received net proceeds of $49.1 million from the Private Placement, after deducting placement fees of $0.9 million.
Pre-funded Warrant Exercises
There were no prefunded warrants exercised in the three months ended March 31, 2026 and 2025.
Warrants
The following table summarizes the Company’s outstanding warrants, all of which are exercisable for shares of common stock:

	March 31, 2026
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
The OrbiMed warrants are eligible for a price adjustment if the Company consummates any share distribution at a price per common shares less than the exercise price. As a result of the November 2024 Offering, the OrbiMed warrant exercise price was adjusted down to $34.50 per share. As a result of the Private Placement, the OrbiMed warrant exercise price was adjusted down to $23.55 per share. The Torii warrants become exercisable at different clinical milestones related to the global Phase 3 Program for common warts (the "Program"). The related expense is recognized as research and development expense as costs are incurred for the Program under the R&D funding arrangement (See Note 10).
Note 7—Stock-Based Compensation
Stock-based compensation expense, which includes expense for both options and restricted stock units, has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$593	$785
Research and development	276	241
Cost of product revenue	14	—
Cost of collaboration revenue	14	—
Total stock-based compensation	$897	$1,026

Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	1,353,918	$16.13	8.9	$1,181,200
Granted	8,710	7.24
Forfeited	(36,245)	10.18
Expired	(7,915)	12.10
Outstanding as of March 31, 2026	1,318,468	$16.26	8.5	$8,090
Options vested and exercisable as of March 31, 2026	473,434	$28.60	7.8	$1,100
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and, as of March 31, 2026, the exercise price of the stock options. The weighted average grant date fair value per share for the employee and non-employee stock options granted during the three months ended March 31, 2026 was $5.98. As of March 31, 2026, the total unrecognized compensation related to unvested stock option awards granted was $5.5 million, which the Company expects to recognize over a weighted-average period of 1.91 years.
Restricted Stock Units
Compensation expense related to RSUs is recognized in the Company’s consolidated statements of operations based on the fair market value at the date of grant over the period expected to vest. No RSUs were granted, vested, or modified during the period, and as of March 31, 2026, there was no remaining unrecognized compensation expense related to RSUs.
Other Equity Award Arrangements
In December 2025, the Board approved certain equity award arrangements for members of the executive leadership team. The awards are subject to multiple substantive contingencies, including (i) approval by the Company's stockholders of an amendment to the 2018 Plan, (ii) achievement of specified stock price-based vesting conditions, and (iii) continued service. As of March 31, 2026, the required stockholder approval had not been obtained. Because this approval represents a substantive contingency and is not perfunctory, none of the arrangements meet the definition of a grant. Accordingly, no stock-based compensation expense has been recognized and no equity instruments related to these arrangements have been reflected in the accompanying consolidated financial statements.

Note 8—Leases
The Company leases office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. The initial term expires on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expenses.
The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a typical term of 52 months and classified as finance leases. The Company recorded $42,000 of additional right-of-use assets and $42,000 of additional right-of-use liabilities during the three months ended March 31, 2026.

The components of lease expense are as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Finance lease cost:
Amortization right-of-use assets	$100	$84
Interest on lease liabilities	19	20
Total finance lease costs	$119	$104
Operating lease:
Operating lease costs	$85	$85
Maturities of the Company’s operating leases, excluding short-term leases, as of March 31, 2026 are as follows (in thousands):

	Operating	Finance
2026 (remaining 9 months)	$275	$346
2027	246	409
2028	—	207
2029	—	66
Thereafter	—	3
Total lease payments	521	1,031
Less imputed interest	(21)	(89)
Lease liability	$500	$942
The weighted average remaining lease term and discount rates for the Company's leases as of March 31, 2026 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	1.42	2.75
Weighted average discount rate	6.25%	7.62%
Note 9—Debt
On July 26, 2023 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement"), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the "Initial Lender"). The Company borrowed $50.0 million under the Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses.
On November 25, 2025, the Company remitted $35.0 million in cash to fully settle and extinguish all amounts outstanding under its Credit Agreement. As a result of the settlement, the Company recognized a loss on extinguishment of debt of $1.5 million during the year ended December 31, 2025. The Company had a derivative liability related to a bifurcated settlement feature of the Credit Agreement. The derivative liability was remeasured to fair value immediately prior to settlement, resulting in a reduction to nil, with the corresponding change in fair value of derivative liability recognized in the consolidated statement of operations.
For the three months ended March 31, 2025, the Company recognized interest expense related to the Credit Agreement of $2.2 million, of which $1.5 million was interest on the term loan and $0.7 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

Note 10—License and Collaboration Agreements
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
As of March 31, 2026, the Company had received milestone payments from Torii in prior periods totaling $38.0 million, including an $8.0 million milestone payment in July 2025 and a $10.0 million milestone payment in September 2025, as described below. As of March 31, 2026, the Company is entitled to receive from Torii an additional $32.0 million in aggregate payments, contingent on achievement of specified regulatory and sales milestones, in addition to transfer price payments for supply of product, which will begin to be replaced by royalty payments as part of the manufacturing transfer. The transfer price and royalty payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and, (c) (i) with respect to the first product, ten years after first commercial sale of such product, and, (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.
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
The Company recognized collaboration revenue of $0.7 million and $17,000 for the three months ended March 31, 2026 and 2025, respectively, related to commercial supply and development activity. The cost of collaboration revenue consists of expenses incurred by the Company for commercial supply and to support development and testing services.
On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the "First Amendment"). Pursuant to the First Amendment, the Company and Torii agreed on the framework of a cost sharing arrangement for the global Phase 3 program of YCANTH (VP-102) for the treatment of common warts (the "Program"), with Torii paying all the costs of the Program when due and the Company repaying Torii half of the cost (the "Company Portion"). The results of the Program will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup the Company's share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement that would otherwise be due to the Company under terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after August 20, 2025, the date on which Torii made its first payment for the Program costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest.
In conjunction with the First Amendment, the Company issued Torii a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price per share of $95.60. The warrant has a term of ten years and is exercisable only with respect to the shares that have vested as of the date of exercise. One-third of the shares underlying the warrant vested in December 2025, when the first patient was dosed in the Program, with the remaining vesting occurring one-third on the date that the database lock with respect to the Trial occurs and one-third on the date the Company submits a new drug application to the FDA for YCANTH (VP-102) for the treatment of common warts.
On June 27, 2025, the Company entered into the Second Amendment to the Torii Agreement (the "Second Amendment"), which further revised the details of the cost sharing arrangement initially negotiated as part of the First Amendment. The Second Amendment accelerated an $8.0 million milestone payment, which was paid to the Company in July 2025, following Torii's approval of the study plan and execution of the agreement with the clinical research organization ("CRO"). The Company recognized revenue related to this milestone in the second quarter of 2025, when it became probable that the associated performance obligations were met. The milestone payment was initially conditioned upon the dosing of the first patient as part of the Program. In September 2025, Torii paid to the Company a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum contagiosum in

Japan, in cash, rather than as an offset to costs of the Program as originally contemplated under the First Amendment. Torii will be paying the first $40.0 million of out-of-pocket costs when due, with the Company repaying to Torii half of such costs over time. Consistent with the First Amendment, to repay its portion of the costs of the Program, the Company will offset amounts otherwise due from Torii for future royalties, certain transfer price payments and remaining development milestones. To the extent the cost of the Program exceeds $40.0 million, the Company will pay such excess costs, up to a specified maximum amount, and Torii will repay to the Company half of such costs. The Second Amendment also sets forth that the Company will initiate a manufacturing transfer to Torii, which is expected to take several years, that will allow Torii to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, Torii will continue to purchase applicators from the Company. After the transfer of at least one component of the manufacturing process, the Company will begin earning royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.
The Company is accounting for the Second Amendment as a R&D funding arrangement since the Company is obligated to repay Torii regardless of the outcome of the research such that a substantive and genuine transfer of risk has not occurred. In August 2025, Torii paid $8.6 million to a CRO, half of which comprises the Company Portion.
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
The Company will expense the Deferred R&D Services within R&D expense as the services are performed by the CRO. Because the R&D Funding Liability is with a collaborator and the interest rate is below market, the Company is imputing interest expense using a 12% market rate of interest, and the difference between the market rate of interest and the rate being charged by Torii will reduce research and development expense. Interest expense of $0.1 million was recognized during the three months ended March 31, 2026.
As part of the Program, the Company will also directly contract with third parties for certain clinical supply and distribution services that will be reimbursed by Torii and those reimbursements will be recognized as contra-research and development expense once incurred. For the three months ended March 31, 2026, the Company recognized $0.2 million as contra-research and development expense. Since the inception of the Program, the Company has recorded $1.0 million as contra-research and development expense related to this project.
For the three months ended March 31, 2026, total program costs incurred under the arrangement were $3.4 million, of which $1.7 million represented the Company's share and was recognized as research and development expense. The remaining costs represented Torii's share of the program costs and were not reflected in the Company's Consolidated Statement of Operations. Since the inception of the Program, total program costs incurred under the arrangement were $5.6 million, of which $2.8 million represented the Company's share.
Lytix Agreement
In August 2020, the Company entered into an exclusive license agreement with Lytix Biopharma ASA ("Lytix") for the use of licensed technology, referred to as VP-315, to research, develop, manufacture, have manufactured, use, sell, have sold, offer for sale, import, and otherwise commercialize products for use in all malignant and pre-malignant dermatological indications, other than metastatic melanoma and metastatic Merkel cell carcinoma (the "Lytix Agreement"). As part of the Lytix Agreement, the Company has paid Lytix milestone fees of $3.6 million in previous periods. The Company is also obligated to pay up to $111.0 million contingent on achievement of specified development, regulatory, and sales milestones, as well as tiered royalties based on worldwide annual net sales ranging in the low double digits to the mid-teens, subject to certain customary reductions. The Company’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of the expiration or abandonment of the last to expire licensed patent covering VP-315 anywhere in the world and expiration of regulatory exclusivity for VP-315 in such country. Additionally, all upfront fees and milestone-based payments received by the Company from a sublicensee will be treated as net sales and will be subject to the royalty payment obligations under the Lytix Agreement, and all royalties received by the Company from a sublicensee shall be shared with Lytix at a rate that is initially 50% but decreases based on the stage of development of VP-315 at the time such sublicense is granted.
Note 11 – Related Parties
Our Chief Executive Officer, Jayson Rieger, and our Chief Operating Officer, David Zawitz, are former employees of, and current consultants to, PBM Capital Group, LLC, an entity controlled by Paul B. Manning, a significant investor of the Company. Transactions with Alpha 6 Innovations, LLC, an affiliate of Sean Stalfort who is a director of the Company comprised $108,000 for the three months ended March 31, 2026, of which $84,000 were pass through costs, and $57,000 for the three months ended March 31, 2025, of which $48,000 were pass through costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on March 11, 2026. Our consolidated financial statements have been prepared in accordance with U.S. GAAP.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," "may," "plan," "seek" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. In evaluating our business, you should carefully consider the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026, in this Quarterly Report under Part II - Item 1A "Risk Factors," and in our other filings with the SEC.
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
Commercial Product
We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum. We have built a specialized sales organization consisting of 44 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, pediatricians and select other primary care healthcare providers.
In the fourth quarter of 2025, we also launched YcanthRx, a non-dispensing pharmacy, in order to streamline and simplify the provider experience by allowing offices to send YCANTH prescriptions to the same place, regardless of the patient's insurance coverage, for triage to an in-network dispensing pharmacy.
By the end of 2026, we expect to expand the field sales force to approximately 50 employee sales representatives.
Additional Pipeline Products
YCANTH (VP-102) - Treatment of Common Warts
We are also advancing YCANTH (VP-102) for common warts through a separate regulatory approval process and have initiated a global Phase 3 program, or the Program, of YCANTH for the treatment of common warts with our partner, Torii. The first patient was dosed in the Program in December 2025. The Program is ongoing and new subjects continue to be enrolled.

On October 20, 2025, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency provided positive feedback which supports the filing of a Marketing Authorization Application for YCANTH (VP-102) as a treatment for molluscum contagiosum in the EU with no requirement to complete additional clinical studies. We currently retain all global rights to YCANTH outside of Japan and we are exploring non-dilutive partnerships to fund development and commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as for common warts if approved, in additional geographic regions outside of the United States and Japan.
VP-315 - Treatment of Basal Cell Carcinoma
We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. In November 2025, we presented additional data at the Society for Immunotherapy of Cancer 40th Annual Meeting, which showed that VP-315 induced a robust local immune response with both cell-mediated and humoral components, effectively shifting the tumor microenvironment from an immunosuppressive to an anti-tumor state, and additional data regarding the histologic assessment in non-injected lesions that suggests a potential abscopal-like effect. Since that presentation, there has been a growing interest in this program across a broad audience. We believe this reflects the high response rates observed in the study and the potential for VP-315 to change the paradigm for the treatment of basal cell carcinoma, particularly for patients wishing to avoid or reduce their surgical burden and recovery. Our enthusiasm is further supported by the suggested potential for less scarring and improved compliance versus other therapeutic options such as surgery and topicals, as either a primary or neoadjuvant treatment for superficial and nodular tumors. We have also continued to evaluate the abscopal response in 14 observed but not treated lesions in the Phase 2 study and have reported that 3 out of the 14 lesions had complete histologic clearance and that there was a 67% overall reduction in tumor size across all 14 lesions. If this overall product profile could be demonstrated in pivotal Phase 3 testing, we believe VP-315 has the potential to emerge as a non-surgical, immunotherapy treatment option for basal cell carcinoma and other skin cancers.
We have obtained feedback from the FDA from the end-of-Phase 2 meeting in 2025 that supports an efficient Phase 3 program and path to registration for VP-315. This includes two Phase 3 studies of approximately 100 subjects each in placebo-controlled studies with a primary endpoint of complete clearance at week 14. Additional long-term follow-up clinical studies will be needed post-approval. We believe these data, coupled with the EOP2 regulatory feedback, further support the clinical efficacy and histologic clearance observed in the Phase 2 BCC trial. These data support the advancement of the Phase 3 Program and we have initiated clinical and chemistry, manufacturing and controls ("CMC") activities to prepare for commencement of Phase 3 clinical trials. We may also pursue non-dilutive strategic partnerships to help fund the development and commercialization of VP-315.
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
On July 26, 2023, we entered into the Credit Agreement, pursuant to which we borrowed $50.0 million under the Loan Facility (as defined in Note 9), resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility were scheduled to mature on July 26, 2028. On November 25, 2025, following the Private Placement described below, we fully extinguished the Loan Facility by paying a cash settlement amount of $35.0 million.
On November 23, 2025, we entered into Securities Purchase Agreements with certain investors, or the Purchasers, pursuant to which we sold and issued in a private placement, or the Private Placement, an aggregate of (i) 6,499,826 shares of our common stock, (ii) with respect to certain Purchasers, pre-funded warrants to purchase 5,305,164 shares of common stock, or the Pre-Funded Warrants, in lieu of shares and (iii) in either case, accompanying Series C warrants to purchase 2,951,241 shares of common stock, or the Series C Warrants. The purchase price per share of common stock and accompanying Series C Warrant was $4.24125 per share and the purchase price for the Pre-Funded Warrants and accompanying Series C Warrant was $4.24115 per share. The Series C Warrants expire on November 23, 2030. We received net proceeds of $49.1 million from the private placement transaction, after deducting placement fees of $0.9 million.
As of March 31, 2026, we had cash of $20.6 million. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.
We plan to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out our planned commercial and development activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate continued and future commercialization efforts and/or research and development programs.
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of March 31, 2026, we had an accumulated deficit of $334.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
•continue to establish our commercialization infrastructure, obtain secondary suppliers for key components of the YCANTH manufacturing process and scale up external manufacturing and distribution capabilities to commercialize YCANTH (VP-102) for the treatment of molluscum contagiosum and product candidates for which we may obtain regulatory approval;
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
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis.
A summary of our significant accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. However, we believe that the additional accounting policies disclosed in Note 2 to our consolidated financial statements are important to understanding and evaluating our reported financial results.
Components of Results of Operations
Product Revenue, Net
We recognize revenue from sales of YCANTH (VP-102), or the Product, in accordance with ASC Topic 606 – Revenue from Contracts with Customers. YCANTH (VP-102) is available for commercial sale and shipment for the treatment of patients by a healthcare provider in the United States. We sell the Product to several pharmaceutical wholesalers and distributors, or the Customers, who in turn sell the Product directly to pharmacies, clinics, hospitals, and federal healthcare programs. Revenue is recognized as the Product is physically delivered to the Customers.
Gross product sales are reduced by corresponding gross-to-net, or GTN, estimates using the expected value method, resulting in our reported "Product revenue, net" in the accompanying consolidated statements of operations. Product revenue, net reflects the amount we ultimately expect to realize in net cash proceeds, taking into account the current period gross sales and related cash receipts and the subsequent cash disbursements on these sales that we estimate for the various GTN categories as well as adjustments for any potential future product returns from Customers. The GTN estimates are based upon information received from external sources, such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, co-pay assistance and distribution, data, and group purchasing organizations, or GPOs, administrative fees may be materially above or below the amount estimated. Variance between actual amounts and estimated amounts may result in prospective adjustments to reported net product revenue.
License and Collaboration Revenue
License and collaboration revenue represents revenue from the Torii Agreement pursuant to which we granted Torii an exclusive license to develop and commercialize our product candidates that contain a topical formulation of cantharidin for the treatment of molluscum contagiosum and common warts in Japan. In September 2025, YCANTH (VP-102) received regulatory approval from Japan's Ministry of Health for treatment of molluscum contagiosum and in February 2026, Torii launched YCANTH as a new treatment option for molluscum in children over 2 years of age in Japan.
Operating Expenses
Cost of Product Revenue
Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Cost of product revenue also includes period costs related to excess and obsolete inventory write-downs.
Cost of License and Collaboration Revenue
The cost of license and collaboration revenue consists of payments for commercial product and manufacturing supply to support development and testing services pursuant to the Torii Clinical Supply Agreement.
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
Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Total revenue
Product revenue, net	$4,290	$3,422	$868
License and collaboration revenue	733	17	716
Total revenue	5,023	3,439	1,584
Operating expenses:
Cost of product revenue	544	423	121
Cost of license and collaboration revenue	345	14	331
Selling, general and administrative	9,989	8,848	1,141
Research and development	3,860	2,284	1,576
Total operating expenses	14,738	11,569	3,169
Loss from operations	(9,715)	(8,130)	(1,585)
Other income (expense):
Interest income	201	337	(136)
Interest expense	(160)	(2,203)	2,043
Change in fair value of derivative liability	—	254	(254)
Other expense	(8)	—	(8)
Total other income (expense), net	33	(1,612)	1,645
Net loss	$(9,682)	$(9,742)	$60
Product Revenue, Net
Product revenue, net was $4.3 million for the three months ended March 31, 2026, compared to $3.4 million for the three months ended March 31, 2025. The increase in product revenue, net was primarily related to an increase in deliveries of YCANTH to our distribution partners commensurate with an increase in dispensed applicator unit volume.

License and Collaboration Revenue
License and collaboration revenue was $0.7 million for the three months ended March 31, 2026, compared to $17,000 for the three months ended March 31, 2025. License and collaboration revenue for the three months ended March 31, 2026 consisted primarily of commercial supply. License and collaboration revenue for the three months ended March 31, 2025 consisted of supplies and development activity with Torii.
Cost of Product Revenue
Cost of product revenue for the three months ended March 31, 2026 and 2025 was $0.5 million and $0.4 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).
Cost of License and Collaboration Revenue
Cost of license and collaboration revenue was $0.3 million and $14,000 for the three months ended March 31, 2026 and 2025. Cost of license and collaboration revenue consisted of commercial product and supplies and development activity with Torii.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.0 million for the three months ended March 31, 2026, compared to $8.8 million for the three months ended March 31, 2025. Excluding the impact of stock-based compensation, the increase of $1.3 million was primarily a result of increased commercial spend, related to the expansion of the sales force.
The following table summarizes our selling, general and administrative expense for the three months ended March 31, 2026 and 2025 (in thousands).

	For the Three Months Ended March 31,
	2026	2025	Change
Commercial (including payroll)	$5,697	$4,282	$1,415
General and administrative (including payroll)	3,699	3,781	(82)
Stock based compensation	593	785	(192)
Selling, general and administrative expense	$9,989	$8,848	$1,141

Research and Development Expenses
Research and development expenses were $3.9 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025. Excluding the impact of stock-based compensation, the increase of $1.5 million was primarily due to the increased costs related to the Program.
The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended March 31, 2026 and 2025. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
YCANTH (VP-102)	$278	$371	$(93)
VP-315	133	161	(28)
Common warts	1,631	27	1,604
Stock based compensation	276	241	35
Other unallocated expenses	1,542	1,484	58
Research and development expense	$3,860	$2,284	$1,576
Interest Income
Interest income was $0.2 million and $0.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The decrease of $0.1 million was primarily due to lower cash balances.

Interest Expense
Interest expense was $0.2 million for the three months ended March 31, 2026 compared to $2.2 million for the three months ended March 31, 2025. The decrease of $2.0 million was primarily related to the settlement of the Loan Facility and termination of the Credit Agreement with OrbiMed in November 2025, as discussed in Note 9 to our consolidated financial statements.

Liquidity and Capital Resources
As of March 31, 2026, we had cash of $20.6 million. Since our inception, we have incurred negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, the sale of our common stock, and $38.0 million from the Torii Agreement, which includes $8.0 million received in July 2025 and $10.0 million received in September 2025.
On November 23, 2025, we sold an aggregate of (i) 6,499,826 shares of common stock, (ii) with respect to certain Purchasers, the Pre-funded warrants in lieu of shares of common stock and (iii) in either case, accompanying warrants to purchase 2,951,241 shares of our common stock, referred to herein as the Series C Warrants. The purchase price per share of Common Stock and accompanying Series C Warrant was $4.24125 per share and the purchase price for the Pre-Funded Warrants and accompanying Series C Warrant was $4.24115 per share. We received net proceeds of $49.1 million from the Private Placement, after deducting placement fees of $0.9 million.
On July 26, 2023, we entered into the Credit Agreement under which we borrowed $50.0 million, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility were set to mature on July 26, 2028. Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting in January 2025. We were obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee. On November 25, 2025, we paid $35.0 million to fully settle the debt related to the Credit Agreement.
Cash Flows
The following table summarizes our cash flows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(9,163)	$(12,677)
Net cash used in investing activities	—	—
Net cash used in financing activities	(120)	(4,057)
Net decrease in cash and restricted cash	$(9,283)	$(16,734)
Operating Activities
During the three months ended March 31, 2026, operating activities used $9.2 million of cash, primarily resulting from a net loss of $9.7 million partially offset by the change in obligation for the R&D funding arrangement of $1.3 million, non-cash stock-based compensation of $0.9 million, and the amortization of right-of-use assets related to operating and financing leases of $0.2 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $2.5 million and a decrease in accrued expenses and other current liabilities of $0.6 million partially offset by a decrease in prepaid expenses and other assets of $0.4 million and an increase in deferred revenue of $0.2 million.
During the three months ended March 31, 2025, operating activities used $12.7 million of cash, primarily resulting from a net loss of $9.7 million partially offset by non-cash stock-based compensation of $1.0 million and non-cash interest expense of $0.7 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $5.6 million partially offset by an increase in accrued expenses of $1.0 million and a decrease in prepaid expenses and other assets of $0.6 million.

Investing Activities
We did not use any cash in investing activities during the three months ended March 31, 2026 or 2025.
Financing Activities
During the three months ended March 31, 2026, net cash used by financing activities of $0.1 million was primarily due to the repayment of financing leases.
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
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of March 31, 2026, we had an accumulated deficit of $334.6 million. We believe our cash of $20.6 million as of March 31, 2026 will be sufficient to support our planned operations into the first quarter of 2027. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, obtaining additional funding through equity offerings, debt financing, collaborations, strategic alliances and/or licensing arrangements. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements, and timing, will depend on many factors, including:
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
•the costs to scale up commercial production of YCANTH (VP-102) and any product candidate we successfully commercialize; and
•the costs of establishing and maintaining sales and marketing capabilities for YCANTH (VP-102) and any product candidate that obtains regulatory approval.

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
Contractual Obligations and Commitments
As of March 31, 2026, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 3.     Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 11, 2026. During the first quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation

3.3 (3)	Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Interim Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

VERRICA PHARMACEUTICALS INC.

May 12, 2026	By:	/s/ Jayson Rieger
Jayson Rieger
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Interim Chief Financial Officer
(Interim Principal Financial Officer)