Form 10-Q
period 2026-06-30
Verrica Pharmaceuticals Inc.
filed 2026-08-06
CIK 1660334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 17,178,786 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements
VERRICA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$11,198	$30,147
Accounts receivable	10,939	5,260
Collaboration receivable, billed and unbilled	151	137
Deferred R&D services, current portion (Note 10)	2,718	1,958
Insurance recovery asset	2,302	—
Inventory	2,712	2,236
Prepaid expenses and other current assets	2,619	2,801
Total current assets	32,639	42,539
Property and equipment, net	177	209
Operating lease right-of-use asset	384	540
Finance lease right-of-use asset	1,473	1,113
Deferred R&D services, non-current portion (Note 10)	706	2,354
Other non-current assets	638	376
Total assets	$36,017	$47,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,603	$2,072
Accrued expenses and other current liabilities	14,548	12,837
Deferred revenue	1,335	782
Legal settlement liability	4,000	—
Operating lease liability	355	341
Finance lease liability	601	405
Total current liabilities	22,442	16,437
Operating lease liability	61	242
Finance lease liability	793	643
R&D funding liability (Note 10)	8,414	5,066
Total liabilities	31,710	22,388
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 17,189,300 shares issued and 17,178,786 shares outstanding as of June 30, 2026 and December 31, 2025	2	2
Treasury stock, at cost, 10,514 shares as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	352,053	349,654
Accumulated deficit	(347,748)	(324,913)
Total stockholders’ equity	4,307	24,743
Total liabilities and stockholders’ equity	$36,017	$47,131

The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Product revenue, net	$5,093	$4,534	$9,383	$7,956
License and collaboration revenue	769	8,168	1,502	8,185
Total revenue	5,862	12,702	10,885	16,141
Operating expenses:
Cost of product revenue	435	340	979	763
Cost of license and collaboration revenue	443	154	788	168
Selling, general and administrative	10,349	8,852	20,338	17,700
Research and development	6,034	1,846	9,894	4,130
Legal settlement, net of insurance recovery	1,698	—	1,698	—
Total operating expenses	18,959	11,192	33,697	22,761
(Loss) income from operations	(13,097)	1,510	(22,812)	(6,620)
Other expense:
Interest income	111	228	312	565
Interest expense	(164)	(2,131)	(324)	(4,334)
Change in fair value of derivative liability	—	598	—	852
Other expense	(3)	(1)	(11)	(1)
Total other expense, net	(56)	(1,306)	(23)	(2,918)
Net (loss) income	$(13,153)	$204	$(22,835)	$(9,538)

Net (loss) income per share, basic	$(0.62)	$0.02	$(1.07)	$(1.01)
Weighted average common shares outstanding, basic	21,305,025	9,488,055	21,305,025	9,485,907

Net (loss) income per share, diluted	$(0.62)	$0.02	$(1.07)	$(1.01)
Weighted average common shares outstanding, diluted	21,305,025	9,490,600	21,305,025	9,485,907
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares Issued	Amount			Shares

January 1, 2026	17,189,300	$2	$349,654	$(324,913)	10,514	$24,743
Stock-based compensation	—	—	897	—	—	897
Issuance costs	—	—	(9)	—	—	(9)
Torii warrant expense	—	—	106	—	—	106
Net loss	—	—	—	(9,682)	—	(9,682)
March 31, 2026	17,189,300	$2	$350,648	$(334,595)	10,514	$16,055
Stock-based compensation	—	—	1,213	—	—	1,213
Torii warrant expense	—	—	192	—	—	192
Net loss	—	—	—	(13,153)	—	(13,153)
June 30, 2026	17,189,300	$2	$352,053	$(347,748)	10,514	$4,307

January 1, 2025	9,188,513	$1	$297,166	$(307,027)	10,514	$(9,860)
Stock-based compensation	—	—	1,026	—	—	1,026
Vesting of restricted stock units	1,000	—	—	—	—	—
Net loss	—	—	—	(9,742)	—	(9,742)
March 31, 2025	9,189,513	$1	$298,192	$(316,769)	10,514	$(18,576)
Stock-based compensation	—	$—	$888	$—	—	$888
Exercise of pre-funded warrants	70,100	—	—	—	—	—
Vesting of restricted stock units	5,426	—	—	—	—	—
Net income	—	—	—	204	—	204
June 30, 2025	9,265,039	$1	$299,080	$(316,565)	10,514	$(17,484)
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(22,835)	$(9,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,110	1,914
Depreciation expense	32	96
Non-cash interest expense	—	1,359
Loss on disposal of fixed assets	—	178
Loss on termination of financing lease	10	4
Amortization of operating lease right-of-use asset	156	146
Amortization of finance lease right-of-use asset	213	165
Change in deferred R&D services and R&D funding liability	4,236	—
Non-cash R&D expense related to Torii warrant vesting	298	—
Change in fair value of derivative liability	—	(852)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	182	818
Collaboration receivable, billed and unbilled	(14)	(8,149)
Insurance recovery asset	(2,302)	—
Inventory	(476)	(59)
Accounts payable	(469)	425
Legal settlement liability	4,000	—
Deferred revenue	553	481
Accounts receivable	(5,679)	(9,145)
Accrued expenses and other current liabilities	1,711	(410)
Operating lease liability	(167)	(154)
Net cash used in operating activities	(18,441)	(22,721)
Cash flows from investing activities
Net cash used in investing activities	—	—
Cash flows from financing activities
Repayment of debt	—	(8,029)
Repayment of finance lease	(237)	(183)
Payment of equity issuance costs	(9)	—
Net cash used in financing activities	(246)	(8,212)
Net decrease in cash and restricted cash	(18,687)	(30,933)
Cash and restricted cash at the beginning of the period	30,147	46,329
Cash and restricted cash at the end of the period	$11,460	$15,396

Reconciliation of Cash and Restricted cash
Cash	$11,198	$15,396
Restricted cash	262	—
Total Cash and Restricted cash	$11,460	$15,396

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosures
Cash paid for interest	$40	$2,975
Supplemental disclosure of noncash investing and financing activities:
Recognition of R&D funding liability	$3,348	$—
Change in deferred R&D services	$888	$—
Finance lease liability extinguished as a result of lease termination	$43	$50
Right-of-use asset obtained in exchange for lease obligation	$619	$—
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business Operations
Verrica Pharmaceuticals Inc. (the "Company") was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. On July 21, 2023, the U.S. Food and Drug Administration ("FDA") approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. During the first quarter of 2026, the Company formed a wholly owned subsidiary in Ireland to facilitate regulatory filings in the European Union. The subsidiary had no material operations during the six months ended June 30, 2026.
Liquidity and Capital Resources
The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of June 30, 2026, the Company has an accumulated deficit of $347.7 million and cash of $11.2 million. The Company has cash outflows from operations of $18.4 million for the six months ended June 30, 2026. On August 3, 2026, the Company entered into a credit agreement ("PD Credit Agreement") with PD Joint Holdings, LLC Series 2016-B, at which time $12.5 million became available and an additional $15.0 million will be available to borrow, subject to the satisfaction of certain milestones and customary conditions as well as compliance with specified covenants. Based on the current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these consolidated financial statements are issued. The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, borrowing additional amounts available under the PD Credit Agreement and obtaining additional funding through equity offerings, debt financing, collaborations, strategic alliances and/or licensing arrangements. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern. See Note 12, "Subsequent Events," for additional information regarding the PD Credit Agreement.
There can be no assurance the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate commercialization efforts and development programs.
In November 2025, the Company sold an aggregate of (i) 6,499,826 shares of its common stock, (ii) with respect to certain purchasers pre-funded warrants to purchase 5,305,164 shares of common stock in lieu of shares and (iii) in either case, the accompanying Series C warrants to purchase 2,951,241 shares of common stock pursuant to securities purchase agreements with certain investors in a private placement ("Private Placement"). The purchase price per share of common stock and accompanying Series C warrant was $4.24125 per share and the purchase price for the pre-funded warrants and accompanying Series C warrant was $4.24115 per share. The Company received net proceeds of $49.1 million from the Private Placement, after deducting placement fees of $0.9 million.
The Company plans to secure additional capital in the future through amounts available under the PD Credit Agreement, equity or debt financings, partnerships, or other sources to carry out the Company’s planned commercial and development activities. The amount of proceeds the Company may be able to raise pursuant to its currently effective shelf registration statement on Form S-3 is limited. The Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company's common stock held by its non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling its securities using its Form S-3 until such time as the Company's public float exceeds $75.0 million.

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
Unaudited Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. However, the results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain items have been reclassified in the prior year disclosure to conform to the current year presentation.
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
The Company views its operations and manages its business in one operating segment engaged in developing and commercializing medications for the treatment of dermatologic diseases including skin cancers. The Company’s Chief Executive Officer ("CEO"), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of business and the Company does not differentiate the activities of its headquarters from the overall performance of the Company. The CEO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.
The single segment’s principal measure of segment profit and loss is consolidated net (loss) income. The CEO considers actual and forecasted consolidated revenues, significant expenses, and consolidated net (loss) income when evaluating performance. Significant expenses are amounts regularly provided to the CEO and included in consolidated net (loss) income and include selling, general and administrative expenses and research and development expenses.

The table below summarizes the significant revenue and expense categories regularly reviewed by the CEO for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$5,093	$4,534	$9,383	$7,956
License and collaboration revenue	769	8,168	1,502	8,185
Total revenue	5,862	12,702	10,885	16,141
Less:
Cost of product revenue	435	340	979	763
Cost of license and collaboration revenue	443	154	788	168
Selling, general and administrative:
Commercial (including payroll)	5,676	4,346	11,373	8,628
General and administrative (including payroll)	3,874	3,918	7,573	7,699
Stock-based compensation	799	588	1,392	1,373
Total selling, general and administrative expense	10,349	8,852	20,338	17,700
Research and development:
YCANTH (VP-102)	808	340	1,086	711
VP-315	68	33	201	194
Common warts	3,377	(93)	5,008	(66)
Stock-based compensation	396	300	672	541
Other unallocated expenses	1,385	1,266	2,927	2,750
Total research and development expense	6,034	1,846	9,894	4,130
Legal settlement, net of insurance recovery	1,698	—	1,698	—
Other:
Other expense (a)	56	1,306	23	2,918
Net (loss) income	$(13,153)	$204	$(22,835)	$(9,538)
(a)Other expense includes interest income, interest expense, change in fair value of derivative liability and other expenses.
Cash
Cash includes deposits in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.
Restricted Cash
Restricted cash as of June 30, 2026 comprises a cash deposit of $0.3 million with JPMorgan Chase Bank, N.A. as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards. This is included in other non-current assets on the consolidated balance sheets.
Fair Value of Financial Instruments and Credit Risk
As of June 30, 2026, the Company’s financial instruments included accounts payable, accounts receivable and accrued expenses. The carrying amount of each instrument approximated fair value, given their short-term nature.
The Company is subject to credit risk from accounts receivable. As of June 30, 2026, one customer represented approximately 94% of the Company's accounts receivable. Based on the Company's periodic credit evaluations, there have been no historical concerns with this customer.
Accounts Receivable
The Company had $10.9 million in accounts receivable as of June 30, 2026. As of June 30, 2026, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are generally 60 days from the shipment date.
Inventory
The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. Costs related to obsolete inventory were immaterial for the three and six months ended June 30, 2026 and 2025.
Financial Instruments – Derivatives
The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded components of a financial instrument potentially qualify as derivatives required to be separately accounted for in accordance with ASC Topic 815 - Derivatives and Hedging.
As of June 30, 2025, the Company had a derivative liability related to a bifurcated settlement feature of the Company’s OrbiMed Credit Agreement (Note 9). The OrbiMed Credit Agreement provided for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the "OrbiMed Loan Facility"). The derivative liability was subject to re-measurement at each reporting period, at each balance sheet date and any change in fair value was recognized as a component of change in fair value of derivative liability in the consolidated statements of operations. The Company adjusted the liability for changes in fair value until the settlement of the OrbiMed Loan Facility, which occurred in November 2025.
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
Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of the Company’s products for various commercial services including contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually determined percentage of the Company’s applicable sales.
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
Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements. The Company did not recognize any milestone revenue during the three and six months ended June 30, 2026 and recognized $8.0 million in development milestone revenue during the three and six months ended June 30, 2025 because it became probable that a development milestone would be met and a significant reversal of revenue would not occur related to the previously constrained portion of the transaction price.
Royalties: If the Company is entitled to receive sales-based royalties from its collaborators, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the

Company recognizes revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
Deferred Revenue: The Company records deferred revenue when a customer prepays for goods or services, or when the Company has an unconditional right to bill but has not yet delivered the performance obligation. Deferred revenue is primarily comprised of deposits on customer product orders yet to be delivered. The Company expects to recognize all of the deferred revenue within the next 9 months.
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
At June 30, 2026, the Company’s financial instruments included cash, accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts payable, accounts receivable and accrued expenses approximate fair value due to the short-term maturities of these instruments. No assets or liabilities are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.
Net (Loss) Income Per Share
Basic net (loss) income per share is computed using the two-class method required for participating securities. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in November 2024 and the Private Placement in November 2025 (see Note 6). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and is virtually assured. Diluted net income per share includes the effect from the potential exercise of securities, such as stock options, unvested restricted stock units, and common stock warrants, which would result in the issuance of incremental shares of common stock, using the treasury stock method.

Potential shares of common stock are excluded from the diluted per share calculation when their effect is anti-dilutive, including in periods of net loss or when inclusion does not result in a decrease in earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) income attributable to common stockholders - basic	$(13,153)	$204	$(22,835)	$(9,538)
Weighted average common shares outstanding - basic	21,305,025	9,488,055	21,305,025	9,485,907
Net (loss) income per share - basic	$(0.62)	$0.02	$(1.07)	$(1.01)

Net (loss) income attributable to common stockholders - diluted	$(13,153)	$204	$(22,835)	$(9,538)
Weighted average common shares outstanding - basic	21,305,025	9,488,055	21,305,025	9,485,907
Restricted stock units	—	1,715	—	—
Stock options	—	830	—	—
Weighted average common shares outstanding - diluted	21,305,025	9,490,600	21,305,025	9,485,907
Net (loss) income per share - diluted	$(0.62)	$0.02	$(1.07)	$(1.01)
The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	June 30,
	2026	2025
Shares issuable upon exercise of stock options	2,895,127	1,066,643
Non-vested shares under restricted stock grants	—	25,000
Shares issuable upon exercise of warrants pursuant to debt financing	51,855	51,855
Shares issuable upon exercise of warrants pursuant to Torii amendment	50,000	50,000
Shares issuable upon exercise of Series A and B warrants pursuant to 2024 equity financing	2,387,703	4,775,406
Shares issuable upon exercise of Series C warrants pursuant to the Private Placement	2,951,241	—
Total	8,335,926	5,968,904
The Series A warrants expired unexercised in November 2025 and therefore are not included in the shares issuable upon exercise as of June 30, 2026.
Recent Accounting Pronouncements
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
In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that all public business entities must adopt the guidance in ASU 2024-03 for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance is not expected to have a material impact on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies a shift in focus for interim reporting towards current-period facts and circumstances, over prior-period precedent. This update is effective for interim periods within annual periods that begin after December 15, 2027. This guidance is not expected to have a material impact on the Company's consolidated financial statements.

Note 3 —Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$898	$974
Work in process	1,211	784
Finished goods	603	478
Total inventory	$2,712	$2,236
Note 4—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Gross to net reserves	$9,844	$8,562
Compensation and related costs	1,619	1,763
Professional fees	963	1,259
Commercial-related costs	884	550
Clinical trials and drug development	670	454
Inventory	388	130
Other current liabilities	180	119
Total accrued expenses and other current liabilities	$14,548	$12,837
Note 5—Commitments and Contingencies
Litigation
On June 6, 2022, plaintiff Kranthi Gorlamari ("Plaintiff") filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers and directors ("Defendants"). On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the YCANTH (VP-102) drug device and that such deficiencies posed a risk to the prospects for regulatory approval of YCANTH (VP-102) for the treatment of molluscum. The amended complaint seeks unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between the period from May 19, 2021 and May 24, 2022 (the "Putative Class Period").
On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against the Company and the other individual defendant were sufficiently pled. On March 4, 2026, the Court granted Plaintiff's motion for class certification. On July 10, 2026, following mediation in June, the parties subsequently entered into a term sheet reflecting an agreement in principle to settle the litigation. The settlement remains subject to customary conditions, including execution of final settlement documents, notice to the class and court approval. As a result of these developments, the Company recorded an accrued legal settlement liability of $4.0 million, representing the full amount of its estimated settlement obligation. Because the Company is the primary obligor under the term sheet and will be the primary obligor in the final settlement documents, the liability has been recognized on a gross basis and is presented as an accrued legal settlement liability in the consolidated balance sheets. The Company also recognized a separate insurance recovery asset of $2.3 million, representing amounts that are probable of recovery under its directors' and officers' liability insurance policies. The insurance recovery asset is presented separately within current assets in the consolidated balance sheets. The net impact of the settlement, after consideration of the expected insurance recovery, was $1.7 million, which was recorded as legal settlement expense, net of insurance recovery, within operating expenses in the consolidated statements of operations for the three and six months ended June 30, 2026.
In addition, on October 21, 2024, May 12, 2025, and June 26, 2025, plaintiffs Ivan S. Cohen, Paul Cannon, and Joseph Bonaccorso, respectively, each filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. Each derivative complaint names the Company as a nominal defendant and purports to bring claims on behalf of the company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described Gorlamari class action lawsuit. Each derivative complaint primarily seeks to recover for the Company compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the Cohen derivative lawsuit. On July 21, 2025, the Court granted the parties' joint stipulation in the Cohen and Cannon derivative lawsuits to consolidate the two actions and stay the consolidated action. On July 24, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a corrected complaint to clarify that the named plaintiff "is not Joseph (Joe) Bonaccorso, the former Chief Commercial Officer" of the Company. On July 29, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a notice voluntarily dismissing the action without prejudice. On August 5, 2026, the court in the consolidated Cohen and Cannon derivative action entered an order continuing the stay of the action until the conclusion of the settlement approval process in the Gorlamari class action lawsuit. The derivative actions are covered under the same directors' and officers' liability insurance policies as the securities class action, and amounts incurred in connection with these matters are applied against the same self-insured retention.
The Company is also involved in ordinary, routine legal proceedings that are not considered by management to be material. The Company's management believes the ultimate liabilities resulting from such legal proceedings will not materially affect the financial position of the Company or its results of operations or cash flows.
Note 6—Stockholders’ Equity
Common Stock
The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of June 30, 2026 and December 31, 2025. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Company's Board of Directors (the "Board").
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
Pre-funded Warrant Exercises
There were no pre-funded warrants exercised in the six months ended June 30, 2026. Pre-funded warrants for 70,100 shares of common stock were exercised in April 2025.

Warrants
The following table summarizes the Company’s outstanding warrants, all of which are exercisable for shares of common stock:

	June 30, 2026
	Number of warrants	Exercise Price	Expiration Date
Equity classified warrants
Warrants issued in connection with OrbiMed Loan Facility	51,855	$23.5541	7/26/2033
Warrants issued in connection with Torii amendment	50,000	$95.6000	5/14/2034
Series B warrants issued pursuant to 2024 underwritten public offering	2,387,703	$13.3500	11/20/2029
Series C warrants issued pursuant to the Private Placement	2,951,241	$6.3150	11/25/2030
Pre-funded warrants issued pursuant to the Private Placement	4,126,239	$0.0001	No expiration
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
Note 7—Stock-Based Compensation
Stock-based compensation expense, which includes expense for options, including market-based options, and restricted stock units, has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$799	$588	$1,392	$1,373
Research and development	396	300	672	541
Cost of product revenue	8	—	22	—
Cost of license and collaboration revenue	10	—	24	—
Total stock-based compensation	$1,213	$888	$2,110	$1,914
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	1,353,918	$16.13	8.9	$1,181,200
Granted	1,633,113	7.56
Forfeited	(76,086)	8.98
Expired	(15,818)	18.81
Outstanding as of June 30, 2026	2,895,127	$11.47	9.2	$287,984
Options vested and exercisable as of June 30, 2026	500,797	$27.70	7.5	$110,517
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and, as of June 30, 2026, the exercise price of the stock options. Total options granted of 1,633,113 consist of 1,117,449 market-based stock option awards and 515,664 service-based option awards.

Service-Based Stock Option Awards
The weighted average grant date fair value per share for the employee and non-employee stock options granted during the six months ended June 30, 2026 was $5.10. As of June 30, 2026, the total unrecognized compensation related to unvested stock option awards granted was $6.5 million, which the Company expects to recognize over a weighted-average period of 2.4 years.
Market-Based Stock Option Awards
In December 2025 and February 2026, the Board approved certain market-based stock option awards for members of the executive leadership team. The awards are subject to multiple substantive contingencies, including (i) approval by the Company's stockholders of an amendment to the 2018 Plan, (ii) achievement of specified stock price-based vesting conditions, and (iii) continued service. In June 2026, the Company's stockholders approved the amendment to the 2018 Plan, as described in the Company's definitive proxy statement filed with the Securities and Exchange Commission, resulting in the satisfaction of the applicable approval contingency. As a result, 1,117,449 stock options were granted during the quarter ended June 30, 2026, and the grant-date fair value of the awards was determined using a Monte Carlo simulation model to account for the stock price-based vesting conditions. The Company recognized stock-based compensation expense of $0.3 million related to these awards during the three and six months ended June 30, 2026. As of June 30, 2026, the total unrecognized compensation related to unvested stock option awards granted was $4.6 million, which the Company expects to recognize over a weighted-average period of 1.4 years.
Restricted Stock Units
Compensation expense related to RSUs is recognized in the Company’s consolidated statements of operations based on the fair market value at the date of grant over the period expected to vest. No RSUs were granted, vested, or modified during the period, and as of June 30, 2026, there was no remaining unrecognized compensation expense related to RSUs.

Note 8—Leases
The Company leases office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. The initial term expires on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expenses.
The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a typical term of 52 months and classified as finance leases. The Company recorded $0.6 million of additional right-of-use assets and $0.6 million of additional right-of-use liabilities during the three and six months ended June 30, 2026. There were no additional right-of-use assets or right-of-use liabilities recorded during the three and six months ended June 30, 2025.
The components of lease expense are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$113	$81	$213	$165
Interest on lease liabilities	21	18	40	38
Total finance lease costs	$134	$99	$253	$203
Operating lease:
Operating lease costs	$85	$85	$171	$171

Maturities of the Company’s operating leases, excluding short-term leases, as of June 30, 2026 are as follows (in thousands):

	Operating	Finance
2026 (remaining 6 months)	$184	$354
2027	246	614
2028	—	355
2029	—	163
Thereafter	—	35
Total lease payments	430	1,521
Less imputed interest	(14)	(127)
Lease liability	$416	$1,394
The weighted average remaining lease term and discount rates for the Company's leases as of June 30, 2026 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	1.17	3.10
Weighted average discount rate	6.25%	7.59%
Note 9—Debt
On July 26, 2023 (the "Closing Date"), the Company entered into a Credit Agreement (the "OrbiMed Credit Agreement"), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the "Initial Lender"). The Company borrowed $50.0 million under the OrbiMed Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses.
On November 25, 2025, the Company remitted $35.0 million in cash to fully settle and extinguish all amounts outstanding under its OrbiMed Credit Agreement. As a result of the settlement, the Company recognized a loss on extinguishment of debt of $1.5 million during the year ended December 31, 2025. The Company had a derivative liability related to a bifurcated settlement feature of the OrbiMed Credit Agreement. The derivative liability was remeasured to fair value immediately prior to settlement, resulting in a reduction to nil, with the corresponding change in fair value of the derivative liability recognized in the consolidated statement of operations.
For the three and six months ended June 30, 2025, the Company recognized interest expense related to the OrbiMed Credit Agreement of $2.1 million and $4.3 million, of which $1.4 million and $2.9 million, respectively, was interest on the term loan and $0.7 million and $1.4 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.

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
As of June 30, 2026, the Company had received milestone payments from Torii in prior periods totaling $38.0 million, including an $8.0 million milestone payment in July 2025 and a $10.0 million milestone payment in September 2025, as described below. As of June 30, 2026, the Company is entitled to receive from Torii an additional $32.0 million in aggregate payments, contingent on achievement of specified regulatory and sales milestones, in addition to transfer price payments for supply of product, which will begin to be replaced by royalty payments as part of the manufacturing transfer.

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
The Company recognized collaboration revenue of $0.8 million and $8.2 million for the three months ended June 30, 2026 and 2025, respectively, related to commercial supply and development activity in the current period and including milestone revenue in the prior period. The Company recognized license and collaboration revenue of $1.5 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively. The cost of license and collaboration revenue consists of expenses incurred by the Company for commercial supply and to support development and testing services.
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

The Company is accounting for the Second Amendment as a R&D funding arrangement since the Company is obligated to repay Torii regardless of the outcome of the research such that a substantive and genuine transfer of risk has not occurred. The R&D Funding Liability recorded on the balance sheet represents the portion that the Company will pay to Torii, as described above, and the corresponding R&D asset ("Deferred R&D Services") represents the Company's right to prepaid research and development services. The Deferred R&D Services asset is classified between current and non-current assets based on the expected timing of service performance.
The Company expenses the Deferred R&D Services within R&D expense as the services are performed by the CRO. Because the R&D Funding Liability is with a collaborator and the interest rate is below market, the Company is imputing interest expense using a 12% market rate of interest, and the difference between the market rate of interest and the rate being charged by Torii reduces research and development expense. Interest expense of $0.1 million and $0.3 million was recognized during the three and six months ended June 30, 2026.
As part of the Program, the Company will also directly contract with third parties for certain clinical supply and distribution services that will be reimbursed by Torii and those reimbursements will be recognized as contra-research and development expense once incurred. For the three and six months ended June 30, 2026, the Company recognized $0.5 million and $0.8 million as contra-research and development expense. Since the inception of the Program, the Company has recorded $1.6 million as contra-research and development expense related to this project.
For the three and six months ended June 30, 2026, total program costs incurred under the arrangement were $6.5 million and $9.9 million, of which $3.3 million and $5.0 million represented the Company's share and was recognized as research and development expense. The remaining costs represented Torii's share of the program costs and were not reflected in the Company's Consolidated Statement of Operations. Since the inception of the Program, total program costs incurred under the arrangement were $12.2 million, of which $6.1 million represented the Company's share.
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
Note 11 – Related Parties
Our Chief Executive Officer, Jayson Rieger, and our Chief Operating Officer, David Zawitz, are former employees of, and current consultants to, PBM Capital Group, LLC, an entity controlled by Paul B. Manning, a significant investor of the Company and Chairman of the Board. Transactions with Alpha 6 Innovations, LLC, an affiliate of Sean Stalfort who is a director of the Company, comprised $76,000 and $184,000 for the three and six months ended June 30, 2026, of which $58,000 and $142,000 were pass through costs, and $69,000 and $126,000 for the three and six months ended June 30, 2025, of which $57,000 and $105,000 were pass through costs.
Note 12 – Subsequent Events
Distribution, Marketing and Supply Agreement
In July 2026, the Company entered into an exclusive distribution, marketing and supply agreement with Medomie Pharma Ltd. ("Medomie") pursuant to which Medomie received the exclusive rights to seek regulatory approval for and commercialize YCANTH for the treatment of molluscum contagiosum in Israel. Under the agreement, the Company will manufacture and supply YCANTH to Medomie and receive a share of product sales as well as certain regulatory and commercial milestone payments.

Credit Agreement
On August 3, 2026, the Company entered into the PD Credit Agreement, between the Company and PD Joint Holdings, LLC Series 2016-B, an entity controlled by Paul B. Manning, a significant investor of the Company and Chairman of the Board. The PD Credit Agreement provides for a senior secured credit facility with a principal amount of up to $27.5 million, of which $12.5 million was made available on the closing date and an additional $15.0 million will be available upon the achievement of certain specified milestones and conditions, in each case subject to customary conditions.
Subject to certain exceptions, the obligations under the PD Credit Agreement are guaranteed by the Company's material subsidiaries. The obligations under the PD Credit Agreement are secured by all or substantially all of the assets of the Company and any subsidiary guarantors.
During the term of the facility, interest on any outstanding balance shall accrue at a rate per annum equal to the greater of (i) the sum of (x) the SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited, subject to a floor of 4.50% per annum) plus (y) the applicable margin, which is initially 8.00% per annum and may step down to 7.50% or 7.00% per annum upon the achievement of certain revenue milestones, and (ii) 12.50% per annum. During the existence of an event of default, any outstanding amount under the facility will bear interest at a default rate equal to the otherwise applicable rate plus 3.00% per annum. Interest may be paid in kind (PIK) and capitalized into the outstanding principal balance so long as no default has occurred and is continuing. The PD Credit Agreement matures December 31, 2030.

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
Overview
We are a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. Our commercial product and portfolio of product candidates are clinician administered therapies in areas of high unmet need. Our current product portfolio consists of one approved product with several potential follow-on indications, as well as an additional pipeline product. Our commercial product, YCANTH (VP-102), was approved by the U.S. Food and Drug Administration, or FDA, in July 2023 for the treatment of molluscum in adult and pediatric patients two years of age and older. YCANTH (VP-102) is a proprietary drug-device combination that contains a GMP-controlled formulation of cantharidin. We are currently developing YCANTH (VP-102) for a potential follow-on indication for the treatment of common warts. Our second development candidate, VP-315, is an oncolytic peptide-based injectable therapy for the potential treatment of dermatology oncologic conditions, initially targeting basal cell carcinoma or BCC.
Commercial Product
We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum. We have built a specialized sales organization which as of July 31, 2026, consisted of 45 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, pediatricians and select other primary care healthcare providers.
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
Additional Pipeline Products
YCANTH (VP-102) - Treatment of Common Warts
We are also advancing YCANTH (VP-102) for common warts through a separate regulatory approval process and have initiated a global Phase 3 program, or the Program, of YCANTH for the treatment of common warts with our partner, Torii. The first patient in the first Phase 3 clinical study (COVE-2) in the Program was dosed in the United States in

December 2025, and the first patients were dosed in the second Phase 3 study (COVE-3) in the Program in the United States and Japan in June 2026. The Program is ongoing and new subjects continue to be enrolled in COVE-2, COVE-3 and through the long-term follow up study (COVE-4). Top-line data from our Program is expected in mid-2027.
On October 20, 2025, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency provided positive feedback which supports the filing of a Marketing Authorization Application for YCANTH (VP-102) as a treatment for molluscum contagiosum in the EU with no requirement to complete additional clinical studies.
In July 2026, we entered into an exclusive distribution, marketing and supply agreement with Medomie Pharma Ltd. ("Medomie") pursuant to which Medomie received the exclusive rights to seek regulatory approval for and commercialize YCANTH for the treatment of molluscum contagiosum in Israel. We currently retain all global rights to YCANTH outside of Japan and Israel and we are exploring non-dilutive partnerships to fund development and commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as for common warts if approved, in additional geographic regions outside of the United States and Japan.
VP-315 - Treatment of Basal Cell Carcinoma
We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. In November 2025, we presented additional data at the Society for Immunotherapy of Cancer 40th Annual Meeting, which showed that VP-315 induced a robust local immune response with both cell-mediated and humoral components, effectively shifting the tumor microenvironment from an immunosuppressive to an anti-tumor state, and additional data regarding the histologic assessment in non-injected lesions that suggests a potential abscopal-like effect. Since that presentation, there has been a growing interest in this program across a broad audience. We believe this reflects the high response rates observed in the study and the potential for VP-315 to change the paradigm for the treatment of BCC, particularly for patients wishing to avoid or reduce their surgical burden and recovery. Our enthusiasm is further supported by the suggested potential for less scarring and improved compliance versus other therapeutic options such as surgery and topicals, as either a primary or neoadjuvant treatment for superficial and nodular tumors. We have also continued to evaluate the abscopal response in 14 observed but not treated lesions in the Phase 2 study and have reported that 3 out of the 14 lesions had complete histologic clearance and that there was a 67% overall reduction in tumor size across all 14 lesions. If this overall product profile could be demonstrated in pivotal Phase 3 testing, we believe VP-315 has the potential to emerge as a non-surgical, immunotherapy treatment option for BCC and other skin cancers.
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
On July 26, 2023, we entered into the OrbiMed Credit Agreement, pursuant to which we borrowed $50.0 million under the OrbiMed Loan Facility (as defined in Note 2), resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the OrbiMed Loan Facility were scheduled to mature on July 26, 2028. On November 25, 2025, following the Private Placement described below, we fully extinguished the OrbiMed Loan Facility by paying a cash settlement amount of $35.0 million.
On November 23, 2025, we entered into Securities Purchase Agreements with certain investors, or the Purchasers, pursuant to which we sold and issued in a private placement, or the Private Placement, an aggregate of (i) 6,499,826 shares of our common stock, (ii) with respect to certain Purchasers, pre-funded warrants to purchase 5,305,164 shares of common stock, or the Pre-Funded Warrants, in lieu of shares and (iii) in either case, accompanying Series C warrants to purchase 2,951,241 shares of common stock, or the Series C Warrants. The purchase price per share of common stock and accompanying Series C Warrant was $4.24125 per share and the purchase price for the Pre-Funded Warrants and accompanying Series C Warrant was $4.24115 per share. The Series C Warrants expire on November 25, 2030. We received net proceeds of $49.1 million from the private placement transaction, after deducting placement fees of $0.9 million.
Subsequent to June 30, 2026, we entered into the PD Credit Agreement that provides additional liquidity through committed borrowings and additional borrowing capacity, subject to certain conditions and covenant requirements. See Note 12, "Subsequent Events," for additional information regarding the PD Credit Agreement.
As of June 30, 2026, we had cash of $11.2 million. Based on our current business plan and current capital resources, including $12.5 million available under the PD Credit Agreement, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.
We plan to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out our planned commercial and development activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate continued and future commercialization efforts and/or research and development programs.
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of June 30, 2026, we had an accumulated deficit of $347.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
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

Results of Operations for the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	For the Three Months Ended June 30,
	2026	2025	Change
Total revenue
Product revenue, net	$5,093	$4,534	$559
License and collaboration revenue	769	8,168	(7,399)
Total revenue	5,862	12,702	(6,840)
Operating expenses:
Cost of product revenue	435	340	95
Cost of license and collaboration revenue	443	154	289
Selling, general and administrative	10,349	8,852	1,497
Research and development	6,034	1,846	4,188
Legal settlement, net of insurance recovery	1,698	—	1,698
Total operating expenses	18,959	11,192	7,767
(Loss) income from operations	(13,097)	1,510	(14,607)
Other expense:
Interest income	111	228	(117)
Interest expense	(164)	(2,131)	1,967
Change in fair value of derivative liability	—	598	(598)
Other expense	(3)	(1)	(2)
Total other expense, net	(56)	(1,306)	1,250
Net loss	$(13,153)	$204	$(13,357)
Product Revenue, Net
Product revenue, net was $5.1 million for the three months ended June 30, 2026, compared to $4.5 million for the three months ended June 30, 2025. The increase in product revenue, net was primarily related to an increase in deliveries of YCANTH to our distribution partners commensurate with an increase in dispensed applicator unit volume.
License and Collaboration Revenue
License and collaboration revenue was $0.8 million for the three months ended June 30, 2026, compared to $8.2 million for the three months ended June 30, 2025. License and collaboration revenue for the three months ended June 30, 2026 consisted primarily of commercial supply. License and collaboration revenue for the three months ended June 30, 2025 consisted of an $8.0 million milestone payment from Torii as well as supplies and development activity.
Cost of Product Revenue
Cost of product revenue for the three months ended June 30, 2026 and 2025 was $0.4 million and $0.3 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).
Cost of License and Collaboration Revenue
Cost of license and collaboration revenue was $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025. Cost of license and collaboration revenue consisted of commercial product and supplies and development activity with Torii.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.3 million for the three months ended June 30, 2026, compared to $8.9 million for the three months ended June 30, 2025. Excluding the impact of stock-based compensation, the increase of $1.3 million was primarily due to increased commercial spend related to the expansion of the sales force.

The following table summarizes our selling, general and administrative expense for the three months ended June 30, 2026 and 2025 (in thousands).

	For the Three Months Ended June 30,
	2026	2025	Change
Commercial (including payroll)	$5,676	$4,346	$1,330
General and administrative (including payroll)	3,874	3,918	(44)
Stock-based compensation	799	588	211
Selling, general and administrative expense	$10,349	$8,852	$1,497

Research and Development Expenses
Research and development expenses were $6.0 million for the three months ended June 30, 2026, compared to $1.8 million for the three months ended June 30, 2025. Excluding the impact of stock-based compensation, the increase of $4.1 million was primarily due to the increased costs related to the Program.
The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended June 30, 2026 and 2025. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Three Months Ended June 30,
	2026	2025	Change
YCANTH (VP-102)	$808	$340	$468
VP-315	68	33	35
Common warts	3,377	(93)	3,470
Stock-based compensation	396	300	96
Other unallocated expenses	1,385	1,266	119
Research and development expense	$6,034	$1,846	$4,188
Legal Settlement, net of Insurance Recovery
An agreement in principle was reached to settle certain legal proceedings, and for the three months ended June 30, 2026, $1.7 million was recorded representing the net expected impact after the insurance recovery. There was no expense related to legal settlements in the three months ended June 30, 2025.
Interest Income
Interest income was $0.1 million and $0.2 million for the three months ended June 30, 2026, and June 30, 2025, respectively. The decrease of $0.1 million was primarily due to lower cash balances.
Interest Expense
Interest expense was $0.2 million for the three months ended June 30, 2026, compared to $2.1 million for the three months ended June 30, 2025. The decrease of $2.0 million was primarily related to the settlement of the OrbiMed Loan Facility and termination of the OrbiMed Credit Agreement in November 2025, as discussed in Note 9 to our consolidated financial statements.

Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	For the Six Months Ended June 30,
	2026	2025	Change
Total revenue
Product revenue, net	$9,383	$7,956	$1,427
License and collaboration revenue	1,502	8,185	(6,683)
Total revenue	10,885	16,141	(5,256)
Operating expenses:
Cost of product revenue	979	763	216
Cost of license and collaboration revenue	788	168	620
Selling, general and administrative	20,338	17,700	2,638
Research and development	9,894	4,130	5,764
Legal settlement, net of insurance recovery	1,698	—	1,698
Total operating expenses	33,697	22,761	10,936
Loss from operations	(22,812)	(6,620)	(16,192)
Other expense:
Interest income	312	565	(253)
Interest expense	(324)	(4,334)	4,010
Change in fair value of derivative liability	—	852	(852)
Other expense	(11)	(1)	(10)
Total other expense, net	(23)	(2,918)	2,895
Net loss	$(22,835)	$(9,538)	$(13,297)

Product Revenue, Net
Product revenue, net was $9.4 million for the six months ended June 30, 2026, compared to $8.0 million for the six months ended June 30, 2025. The increase in product revenue, net was primarily related to an increase in deliveries of YCANTH to our distribution partners commensurate with an increase in dispensed applicator unit volume.
License and Collaboration Revenue
License and collaboration revenue was $1.5 million for the six months ended June 30, 2026, compared to $8.2 million for the six months ended June 30, 2025. License and collaboration revenue for the six months ended June 30, 2026, consisted primarily of commercial supply. License and collaboration revenue for the six months ended June 30, 2025, consisted of an $8.0 million milestone payment as well as supplies and development activity.
Cost of Product Revenue
Cost of product revenue for the six months ended June 30, 2026 and 2025 was $1.0 million and $0.8 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).
Cost of License and Collaboration Revenue
Cost of license and collaboration revenue was $0.8 million and $0.2 million for the six months ended June 30, 2026 and 2025. Cost of license and collaboration revenue consisted of commercial product and supplies and development activity with Torii.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $20.3 million for the six months ended June 30, 2026, compared to $17.7 million for the six months ended June 30, 2025. Excluding the impact of stock-based compensation, the increase of $2.6 million was primarily a result of increased commercial spend related to the expansion of the sales force.
The following table summarizes our selling, general and administrative expense for the six months ended June 30, 2026 and 2025 (in thousands).

	For the Six Months Ended June 30,
	2026	2025	Change
Commercial (including payroll)	11,373	8,628	$2,745
General and administrative (including payroll)	7,573	7,699	$(126)
Stock-based compensation	1,392	1,373	19
Selling, general and administrative expense	$20,338	$17,700	$2,638

Research and Development Expenses
Research and development expenses were $9.9 million for the six months ended June 30, 2026, compared to $4.1 million for the six months ended June 30, 2025. Excluding the impact of stock-based compensation, the increase of $5.6 million was primarily due to the increased costs related to the Program.
The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the six months ended June 30, 2026 and 2025. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Six Months Ended June 30,
	2026	2025	Change
YCANTH (VP-102)	$1,086	$711	$375
VP-315	201	194	7
Common warts	5,008	(66)	5,074
Stock-based compensation	672	541	131
Other unallocated expenses	2,927	2,750	177
Research and development expense	$9,894	$4,130	$5,764
Legal Settlement, net of Insurance Recovery
An agreement in principle was reached to settle certain legal proceedings, and for the six months ended June 30, 2026, $1.7 million was recorded representing the net expected impact after the insurance recovery. There was no expense related to legal settlements in the six months ended June 30, 2025.
Interest Income
Interest income was $0.3 million and $0.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The decrease of $0.3 million was primarily due to lower cash balances.
Interest Expense
Interest expense was $0.3 million for the six months ended June 30, 2026 compared to $4.3 million for the six months ended June 30, 2025. The decrease of $4.0 million was primarily related to the settlement of the OrbiMed Loan Facility and termination of the OrbiMed Credit Agreement in November 2025, as discussed in Note 9 to our consolidated financial statements.

Liquidity and Capital Resources
As of June 30, 2026, we had cash of $11.2 million. Since our inception, we have incurred negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, sales of our common stock, and $38.0 million from the Torii Agreement, which includes $8.0 million received in July 2025 and $10.0 million received in September 2025. Subsequent to June 30, 2026, we entered into the PD Credit Agreement that provides for committed borrowings and additional borrowing capacity, subject to certain conditions and covenant requirements.
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
On July 26, 2023, we entered into the OrbiMed Credit Agreement under which we borrowed $50.0 million, resulting in net proceeds to us of approximately $44.1 million after payment of certain fees and transaction related expenses. Amounts borrowed under the Loan Facility were set to mature on July 26, 2028. Based on our net revenue attributable to YCANTH on a trailing 12-month basis not meeting a specified amount set forth in the OrbiMed Credit Agreement as of December 31, 2024, we became obligated to start making principal payments starting in January 2025. We were obligated to repay the principal amount of the loan on the last day of each month in equal monthly installments through the maturity date, together with the applicable repayment premium and the exit fee. On November 25, 2025, we paid $35.0 million to fully settle the debt related to the OrbiMed Credit Agreement.
Cash Flows
The following table summarizes our cash flows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(18,441)	$(22,721)
Net cash used in investing activities	—	—
Net cash used in financing activities	(246)	(8,212)
Net decrease in cash and restricted cash	$(18,687)	$(30,933)
Operating Activities
During the six months ended June 30, 2026, operating activities used $18.4 million of cash, primarily resulting from a net loss of $22.8 million partially offset by the non-cash change in obligation for the R&D funding arrangement of $4.2 million, non-cash stock-based compensation of $2.1 million, and the amortization of right-of-use assets related to operating and financing leases of $0.4 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $5.7 million, an increase in insurance recovery asset of $2.3 million, an increase in inventory of $0.5 million and a decrease in accounts payable of $0.5 million, partially offset by the change in legal settlement accrual of $4.0 million, increase in accrued expenses and other current liabilities of $1.7 million and an increase in deferred revenue of $0.6 million.
During the six months ended June 30, 2025, operating activities used $22.7 million of cash, primarily resulting from a net loss of $9.5 million partially offset by non-cash stock-based compensation of $1.9 million and non-cash interest expense of $1.4 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $9.1 million and billed and unbilled license and collaboration revenue of $8.1 million partially offset by an increase in accounts payable and deferred revenue of $0.9 million and a decrease in prepaid expenses and other assets of $0.8 million.
Investing Activities
We did not use any cash in investing activities during the six months ended June 30, 2026 or 2025.
Financing Activities
During the six months ended June 30, 2026, net cash used by financing activities of $0.2 million was primarily due to the repayment of financing leases.

During the six months ended June 30, 2025, net cash used by financing activities of $8.2 million was primarily due to the repayment of debt related to the OrbiMed Credit Agreement.
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
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of June 30, 2026, we had an accumulated deficit of $347.7 million. We believe our cash of $11.2 million as of June 30, 2026, together with the initial committed borrowing of $12.5 million available under the PD Credit Agreement entered into subsequent to June 30, 2026, will not be sufficient to support our planned operations for at least one year from the date these consolidated financial statements are issued. The PD Credit Agreement also provides for up to an additional $15.0 million borrowing capacity that is subject to compliance with certain financial and other covenants and the satisfaction of applicable borrowing conditions. If these conditions are satisfied and the additional borrowings become available, we believe our liquidity would be sufficient to extend our cash runway into 2028. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, utilizing borrowings available under the PD Credit Agreement, subject to the terms and conditions thereof, and obtaining additional funding through equity offerings, debt financing, collaborations, strategic alliances and/or licensing arrangements. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements, and timing, will depend on many factors, including:
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
Contractual Obligations and Commitments
As of June 30, 2026, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 3.     Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes to our quantitative and qualitative disclosures about market risk as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Putative Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against us and the other individual defendant were sufficiently pled. On March 4, 2026, the Court granted Plaintiff's motion for class certification. During the second quarter of 2026, we participated in a mediation with the plaintiffs and in July 2026, entered into a term sheet reflecting an agreement in principle to settle the litigation. The settlement remains subject to customary conditions, including execution of final settlement documents, notice to the class and court approval. As of June 30, 2026, we recorded an accrued legal settlement liability of $4.0 million related to the potential settlement. We also recorded an insurance recovery asset of $2.3 million representing amounts probable of recovery under its directors' and officers' liability insurance policies. As a result, the net expected impact to us is approximately $1.7 million. Subject to execution of final settlement documents, notice to the class and court approval, we expect the primary insurer for the applicable directors' and officers' liability insurance policies to fund its portion of the settlement amount directly into an escrow account established in connection with the settlement. We expect to fund our obligations from available cash resources.
In addition, on October 21, 2024, May 12, 2025, and June 26, 2025, plaintiffs Ivan S. Cohen, Paul Cannon, and Joseph Bonaccorso, respectively, each filed a putative stockholder derivative lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. Each derivative complaint names us as a nominal defendant and purports to bring claims on our behalf against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties in relation to substantially the same factual allegations as the above-described putative class action lawsuit. Each derivative complaint primarily seeks to recover for us compensatory damages for losses allegedly sustained related to the facts alleged, restitution, and punitive damages. On December 16, 2024, the Court granted the parties' joint stipulation to stay the Cohen derivative lawsuit. On July 21, 2025, the Court granted the parties’ joint stipulation in the Cohen and Cannon derivative lawsuits to consolidate the two actions and stay the consolidated action. On July 24, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a corrected complaint to clarify that the named plaintiff "is not Joseph (Joe) Bonaccorso, the former Chief Commercial Officer" of the Company. On July 29, 2025, the plaintiff in the Bonaccorso derivative lawsuit filed a notice voluntarily dismissing the action without prejudice. On August 5, 2026, the court in the consolidated Cohen and Cannon derivative action entered an order continuing the stay of the action until the conclusion of the settlement approval process in the Gorlamari class action lawsuit. The derivative actions are covered under the same directors' and officers' liability insurance policies as the securities class action, and amounts incurred in connection with these matters are applied against the same self-insured retention.
We are involved in ordinary, routine legal proceedings that are not considered by management to be material. We believe the ultimate liabilities resulting from such legal proceedings will not materially affect our financial position or our results of operations or cash flows.
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 11, 2026. During the second quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors except as set forth below.
We may not be able to generate sufficient cash to service our indebtedness or borrow additional funds pursuant to our PD Credit Agreement.
We have entered into the PD Credit Agreement, pursuant to which the lenders have committed to provide $12.5 million of financing and an additional $15.0 million will be available upon achievement of certain specified milestones and conditions. Our obligations under the PD Credit Agreement are secured by all or substantially all of our assets.

The PD Credit Agreement contains a number of covenants that, among other things, will limit or restrict our ability to: create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate, or consolidate; make acquisitions, investments, advances, or loans; dispose of or transfer assets; pay dividends; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; enter into certain restrictive agreements; and make certain capital expenditures. The PD Credit Agreement also contains customary financial covenants, including (i) a minimum annual YCANTH revenue covenant and (ii) a minimum liquidity covenant requiring us to maintain at least $5.0 million of liquidity at all times.
The PD Credit Agreement contains customary events of default, subject in certain cases to customary grace periods and thresholds, including: nonpayment of principal, interest, fees or other amounts; material inaccuracies in representations and warranties; failure to comply with covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any Loan Document or collateral document; other material adverse effects; delisting or suspension of our common stock from the Nasdaq Stock Market; and change of control. Upon the occurrence and during the continuance of an event of default, the Lender may terminate its commitments and declare all outstanding obligations under the PD Credit Agreement immediately due and payable.
Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the PD Credit Agreement could result in an event of default, which could result in an acceleration of amounts due under the PD Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lender could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.
 In addition, if we are unable to borrow additional funds pursuant to the PD Credit Agreement, it could negatively impact our ability to fund our operations.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).
New Credit Agreement
On August 3, 2026 (the "Closing Date"), we entered into a Credit Agreement (the "PD Credit Agreement") with PD Joint Holdings, LLC Series 2016-B (the "Lender"). The PD Credit Agreement provides for a senior secured credit facility in an aggregate principal amount of up to $27.5 million of which $12.5 million was made available on the Closing Date, subject to customary conditions, and up to an additional $15.0 million will be made available subject to the satisfaction of certain milestones, in each case subject to customary conditions. The term loans made under the PD Credit Agreement will mature on December 31, 2030.
Subject to certain exceptions, the obligations under the PD Credit Agreement are to be guaranteed by our material subsidiaries. The obligations under the PD Credit Agreement are secured by all or substantially all of our assets.
During the term of the facility, interest on any outstanding balance shall accrue at a rate per annum equal to the greater of (i) the sum of (x) the SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited, subject to a floor of 4.50% per annum) plus (y) the applicable margin, which is initially 8.00% per annum and may step down to 7.50% or 7.00% per annum upon the achievement of certain revenue milestones, and (ii) 12.50% per annum. During the existence of an event of default, any outstanding amount under the facility will bear interest at a default rate equal to the otherwise applicable rate plus 3.00% per annum. Interest may be paid in kind (PIK) and capitalized into the outstanding principal balance so long as no default has occurred and is continuing.
The PD Credit Agreement provides for the payment of an applicable prepayment premium in connection with certain voluntary prepayments and, following an event of default, upon the acceleration of the loans. The PD Credit Agreement requires mandatory prepayments with the proceeds of certain transactions and events, including (i) excess cash flow, (ii) proceeds from sublicenses, co-development, or strategic partnerships relating to VP-315, (iii) proceeds from commercialization partnerships, licenses or co-promotion agreements for YCANTH outside the United States and Japan, and (iv) the occurrence of certain liquidity events, including, among other things, a change of control, certain asset sales or licenses, a third-party refinancing, or the achievement of certain revenue or cash flow milestones.
Upon the occurrence of certain specified liquidity events, we will pay a final payment equal to the amount, if positive, by which a 16.00% gross internal rate of return on the aggregate principal amount of term loans made under the PD Credit Agreement (calculated from the draw date of each term loan to the date of such liquidity event) exceeds the sum of all interest and fees paid as of such date.  Our obligation to pay the Final Payment survives repayment of all other obligations under the PD Credit Agreement and termination of the PD Credit Agreement.
The PD Credit Agreement contains customary financial covenants, including (i) a minimum annual YCANTH revenue covenant (subject to certain equity cure rights) and (ii) a minimum liquidity covenant requiring us to maintain at least $5.0 million of liquidity at all times (tested monthly).
The PD Credit Agreement contains customary events of default, subject in certain cases to customary grace periods and thresholds, including, among others, nonpayment of principal, interest, fees or other amounts; material inaccuracies in representations and warranties; failure to comply with affirmative or negative covenants; cross-defaults with certain other indebtedness; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any Loan Document or collateral document; other material adverse effects; delisting or suspension of our common stock from the Nasdaq Stock Market; and change of control. Upon the occurrence and during the continuance of an event of default, the Lender may terminate its commitments and declare all outstanding obligations under the PD Credit Agreement immediately due and payable.
The PD Credit Agreement and the related security agreement also contain a number of customary representations, warranties, and covenants that, among other things, will limit or restrict our ability to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate, or consolidate; make acquisitions, investments, advances, or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; enter into certain restrictive agreements; and make certain capital expenditures.
The foregoing description is only a summary of the terms of the PD Credit Agreement. It does not purport to be complete and is qualified in its entirety by reference to the full text of the PD Credit Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation

3.3 (3)	Amended and Restated Bylaws.

10.1 (4)	Amended and Restated 2018 Equity Incentive Plan

10.2#	Credit Agreement, dated as of August 3, 2026, by and between the Company and PD Joint Holdings, LLC Series 2016-B.

31.1	Certification of Chief Executive Officer and President (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer (Interim Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
(4)Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38529), filed with the Securities and Exchange Commission on June 9, 2026.
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
# Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company has determined that the information is not material and is the type that the Company treats as private or confidential. Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit and any or all of such omitted exhibits or schedules.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERRICA PHARMACEUTICALS INC.

August 6, 2026	By:	/s/ Jayson Rieger
Jayson Rieger
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Interim Chief Financial Officer
(Interim Principal Financial Officer)