Form 10-Q
period 2026-09-30
Verrica Pharmaceuticals Inc.
filed 2026-11-13
CIK 1660334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, the registrant had 17,178,786 shares of common stock, $0.0001 par value per share, outstanding.

VERRICA PHARMACEUTICALS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$14,394	$30,147
Accounts receivable, net	11,238	5,260
Collaboration receivable, billed and unbilled	411	137
Deferred R&D services, current portion (Note 10)	1,491	1,958
Insurance recovery asset	2,333	—
Inventory	2,804	2,236
Prepaid expenses and other current assets	3,728	2,801
Total current assets	36,399	42,539
Property and equipment, net	167	209
Operating lease right-of-use asset	304	540
Finance lease right-of-use asset	1,429	1,113
Deferred R&D services, non-current portion (Note 10)	924	2,354
Other non-current assets	638	376
Total assets	$39,861	$47,131
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,287	$2,072
Accrued expenses and other current liabilities	14,644	12,837
Deferred revenue	1,105	782
Legal settlement liability	4,000	—
Operating lease liability	330	341
Finance lease liability	564	405
Total current liabilities	21,930	16,437
Operating lease liability	—	242
Finance lease liability	773	643
Derivative liability	556	—
R&D funding liability (Note 10)	10,940	5,066
Term loans, net, related party (Note 9)	11,636	—
Total liabilities	45,835	22,388
Commitments and Contingencies (Note 5)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 17,189,300 shares issued and 17,178,786 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Treasury stock, at cost, 10,514 shares as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	354,179	349,654
Accumulated deficit	(360,155)	(324,913)
Total stockholders’ (deficit) equity	(5,974)	24,743
Total liabilities and stockholders’ (deficit) equity	$39,861	$47,131

The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Product revenue, net	$5,697	$3,607	$15,080	$11,563
License and collaboration revenue	1,217	10,737	2,719	18,922
Total revenue	6,914	14,344	17,799	30,485
Operating expenses:
Cost of product revenue	583	754	1,562	1,517
Cost of license and collaboration revenue	565	355	1,353	523
Selling, general and administrative	10,356	9,403	30,694	27,103
Research and development	7,577	2,205	17,471	6,335
Legal settlement, net of insurance recovery	—	—	1,698	—
Total operating expenses	19,081	12,717	52,778	35,478
(Loss) income from operations	(12,167)	1,627	(34,979)	(4,993)
Other expense:
Interest income	45	159	357	724
Interest expense	(285)	(2,094)	(609)	(6,428)
Change in fair value of derivative liability	—	34	—	886
Other expense	—	—	(11)	(1)
Total other expense, net	(240)	(1,901)	(263)	(4,819)
Net loss	$(12,407)	$(274)	$(35,242)	$(9,812)

Net loss per share, basic and diluted	$(0.58)	$(0.03)	$(1.65)	$(1.03)
Weighted average common shares outstanding, basic and diluted	21,305,025	9,490,083	21,305,025	9,489,173
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

c	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares Issued	Amount			Shares

January 1, 2026	17,189,300	$2	$349,654	$(324,913)	10,514	$24,743
Stock-based compensation	—	—	897	—	—	897
Issuance costs	—	—	(9)	—	—	(9)
Torii warrant expense	—	—	106	—	—	106
Net loss	—	—	—	(9,682)	—	(9,682)
March 31, 2026	17,189,300	$2	$350,648	$(334,595)	10,514	$16,055
Stock-based compensation	—	—	1,213	—	—	1,213
Torii warrant expense	—	—	192	—	—	192
Net loss	—	—	—	(13,153)	—	(13,153)
June 30, 2026	17,189,300	$2	$352,053	$(347,748)	10,514	$4,307
Stock-based compensation	—	—	1,907	—	—	1,907
Torii warrant expense	—	—	219	—	—	219
Net loss	—	—	—	(12,407)	—	(12,407)
September 30, 2026	17,189,300	$2	$354,179	$(360,155)	10,514	$(5,974)

January 1, 2025	9,188,513	$1	$297,166	$(307,027)	10,514	$(9,860)
Stock-based compensation	—	—	1,026	—	—	1,026
Vesting of restricted stock units	1,000	—	—	—	—	—
Net loss	—	—	—	(9,742)	—	(9,742)
March 31, 2025	9,189,513	$1	$298,192	$(316,769)	10,514	$(18,576)
Stock-based compensation	—	—	888	—	—	888
Exercise of pre-funded warrants	70,100	—	—	—	—	—
Vesting of restricted stock units	5,426	—	—	—	—	—
Net income	—	—	—	204	—	204
June 30, 2025	9,265,039	$1	$299,080	$(316,565)	10,514	$(17,484)
Stock-based compensation	—	—	718	—	—	718
Exercise of pre-funded warrants	235,548	—	—	—	—	—
Retired shares	(38)	—	—	—	—	—
Net loss	—	—	—	(274)	—	(274)
September 30, 2025	9,500,549	$1	$299,798	$(316,839)	10,514	$(17,040)
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(35,242)	$(9,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,017	2,632
Depreciation expense	42	119
Non-cash interest expense	60	2,075
Loss on disposal of fixed assets	—	246
(Gain) loss on termination of finance lease	(10)	3
Amortization of operating lease right-of-use asset	236	220
Amortization of finance lease right-of-use asset	330	252
Change in deferred R&D services and R&D funding liability	7,771	375
Non-cash R&D expense related to Torii warrant vesting	517	—
Change in fair value of derivative liability	—	(886)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(927)	(1,276)
Collaboration receivable, billed and unbilled	(274)	(253)
Insurance recovery asset	(2,333)	—
Inventory	(568)	159
Accounts payable	(998)	(311)
Legal settlement liability	4,000	—
Deferred revenue	323	1,564
Accounts receivable	(5,978)	(6,999)
Accrued expenses and other current liabilities	1,807	(911)
Operating lease liability	(253)	(233)
Net cash used in operating activities	(27,480)	(13,036)
Cash flows from investing activities
Net cash used in investing activities	—	—
Cash flows from financing activities
Proceeds from issuance of term loans, related party	12,500	—
Payment of debt issuance costs	(156)	—
Payment of equity issuance costs	(9)	—
Repayment of debt	—	(11,919)
Repayment of finance lease	(346)	(277)
Net cash provided by (used in) financing activities	11,989	(12,196)
Net decrease in cash and restricted cash	(15,491)	(25,232)
Cash and restricted cash at the beginning of the period	30,147	46,329
Cash and restricted cash at the end of the period	$14,656	$21,097

VERRICA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Reconciliation of Cash and Restricted cash
Cash	$14,394	$21,097
Restricted cash	262	—
Total Cash and Restricted cash	$14,656	$21,097

Supplemental disclosures
Cash paid for interest	$64	$4,353
Supplemental disclosure of noncash investing and financing activities:
Recognition of R&D funding liability	$5,874	$4,313
Change in deferred R&D services	$1,897	$—
Finance lease liability extinguished as a result of lease termination	$312	$50
Debt issuance costs included in accounts payable	$213	$—
Fair value of derivative liability related to term loans	$556	$—
Right-of-use asset obtained in exchange for lease obligation	$972	$141
The accompanying notes are an integral part of these consolidated financial statements.

VERRICA PHARMACEUTICALS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business Operations
Verrica Pharmaceuticals Inc. (the "Company") was formed on July 3, 2013 and is incorporated in the State of Delaware. The Company is a therapeutics company developing and commercializing medications for the treatment of dermatologic diseases, including skin cancers. On July 21, 2023, the U.S. Food and Drug Administration ("FDA") approved YCANTH (VP-102) topical solution for the treatment of molluscum contagiosum in adult and pediatric patients two years of age and older. During the first quarter of 2026, the Company formed a wholly owned subsidiary in Ireland to facilitate regulatory filings in the European Union. The subsidiary had no material operations during the nine months ended September 30, 2026.
Liquidity and Capital Resources
The Company has incurred substantial operating losses since inception and expects to continue to incur significant losses for the foreseeable future and may never become profitable. As of September 30, 2026, the Company has an accumulated deficit of $360.2 million and cash of $14.4 million. The Company has cash outflows from operations of $27.5 million for the nine months ended September 30, 2026. On August 3, 2026, the Company entered into a credit agreement (the "PD Credit Agreement") with PD Joint Holdings, LLC Series 2016-B, at which time $12.5 million became available and an additional $15.0 million will be available to borrow, subject to the satisfaction of certain milestones and customary conditions as well as compliance with specified covenants. On September 17, 2026, the Company borrowed the available $12.5 million under the terms of the PD Credit Agreement. On October 22, 2026, the Company achieved the specified milestones, and the additional $15 million became available to borrow, bringing total availability under the PD Credit Agreement to $27.5 million, of which $12.5 million has been funded. Based on the current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, the Company has concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these consolidated financial statements are issued. The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, borrowing additional amounts available under the PD Credit Agreement and obtaining additional funding through equity offerings, debt financing, collaborations, strategic alliances and/or licensing arrangements. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of recorded assets, liabilities and reported expenses that might result should the Company be unable to continue as a going concern. See Note 9 for additional information regarding the PD Credit Agreement.
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

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").
Unaudited Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
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

The table below summarizes the significant revenue and expense categories regularly reviewed by the CEO for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$5,697	$3,607	$15,080	$11,563
License and collaboration revenue	1,217	10,737	2,719	18,922
Total revenue	6,914	14,344	17,799	30,485
Less:
Cost of product revenue	583	754	1,562	1,517
Cost of license and collaboration revenue	565	355	1,353	523
Selling, general and administrative:
Commercial (including payroll)	5,610	4,976	16,983	13,604
General and administrative (including payroll)	3,326	3,996	10,899	11,695
Stock-based compensation	1,420	431	2,812	1,804
Total selling, general and administrative expense	10,356	9,403	30,694	27,103
Research and development:
YCANTH (VP-102)	1,389	304	2,475	1,015
VP-315	387	197	588	391
Common warts	3,990	16	8,998	(50)
Stock-based compensation	465	287	1,137	828
Other unallocated expenses	1,346	1,401	4,273	4,151
Total research and development expense	7,577	2,205	17,471	6,335
Legal settlement, net of insurance recovery	—	—	1,698	—
Other:
Other expense (a)	240	1,901	263	4,819
Net loss	$(12,407)	$(274)	$(35,242)	$(9,812)
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
Restricted Cash
Restricted cash as of September 30, 2026 comprises a cash deposit of $0.3 million with JPMorgan Chase Bank, N.A. as required under the Commercial Credit Card Program with a balance equal to the outstanding credit limit on commercial credit cards. This is included in other non-current assets on the consolidated balance sheets.
Fair Value of Financial Instruments and Credit Risk
As of September 30, 2026, the Company's financial instruments included cash, accounts receivable, accounts payable, accrued expenses, the derivative liability related to the Final Payment (as defined in Note 9) under the PD Credit Agreement (see Note 9) and the Term Loans (as defined in Note 9). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated fair value, given their short-term nature. The derivative liability is measured at fair value on a recurring basis (see Fair Value Measurement below). The Term Loans are carried at amortized cost; their fair value, which is categorized within Level 3 of the fair value hierarchy, approximated their carrying amount of $11.6 million at September 30, 2026 because the Term Loans were issued on September 17, 2026 and bear interest at a variable rate.

The Company is subject to credit risk from accounts receivable. As of September 30, 2026, one customer represented approximately 91% of the Company's accounts receivable. Based on the Company's periodic credit evaluations, there have been no historical concerns with this customer.
Accounts Receivable
The Company had $11.2 million in accounts receivable as of September 30, 2026. As of September 30, 2026, the Company had no allowance for credit losses. An allowance for credit losses is determined based on the Company's assessment of the creditworthiness and financial condition of its customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Current payment terms for YCANTH (VP-102) are generally 60 days from the shipment date.
Inventory
The Company values inventory at the lower of cost or net realizable value. Inventory cost is determined using the specific identification method. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis, which takes into account the Company’s sales forecast and corresponding expiry dates. Costs related to obsolete inventory were $0.1 million for the three and nine months ended September 30, 2026 and $0.4 million for the three and nine months ended September 30, 2025.
Financial Instruments – Derivatives
The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded components of a financial instrument potentially qualify as derivatives required to be separately accounted for in accordance with ASC Topic 815 - Derivatives and Hedging.
Prior to its settlement in November 2025, the Company had a derivative liability related to a bifurcated settlement feature of the Company's OrbiMed Credit Agreement (Note 9). The OrbiMed Credit Agreement provided for a five-year senior secured credit facility in an aggregate principal amount of up to $125.0 million (the "OrbiMed Loan Facility"). The derivative liability was subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of change in fair value of derivative liability in the consolidated statements of operations. The Company adjusted the liability for changes in fair value until the settlement of the OrbiMed Loan Facility, which occurred in November 2025.
On August 3, 2026, the Company entered into the PD Credit Agreement with PD Joint Holdings, LLC Series 2016-B, a related party, and on September 17, 2026 borrowed $12.5 million of Term Loans thereunder. Upon a liquidity event (referred to herein as “triggering events”), the Company owes PD Joint Holdings, LLC Series 2016-B the Final Payment described in Note 9. The Company accounts for the Final Payment as a freestanding derivative liability measured at fair value at each reporting date, with changes in fair value recognized in change in fair value of derivative liability in the consolidated statements of operations. As of September 30, 2026, the Company assessed the fair value of the derivative liability and determined that the change in fair value during the three months ended September 30, 2026 was not material. Accordingly, no adjustment to the carrying value was recorded for the period. The derivative liability is presented separately from the Term Loans in the accompanying consolidated balance sheet and is categorized within Level 3 of the fair value hierarchy. Its fair value is estimated using a probability-weighted discounted cash flow model; the significant unobservable inputs are the probability and expected timing of a triggering event and the discount rate. On October 22, 2026, the Company achieved the specified milestones required to draw the additional $15 million that became available to borrow, bringing total availability under the PD Credit Agreement to $27.5 million, of which $12.5 million has been funded.

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
Patient Assistance: The Company offers a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by commercial payers. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with YCANTH (VP-102) that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.
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
Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements. The Company did not recognize any milestone revenue during the three and nine months ended September 30, 2026 and recognized $10.0 million and $18.0 million, respectively, in development milestone revenue during the three and nine months ended September 30, 2025 because it became probable that a development milestone would be met and a significant reversal of revenue would not occur related to the previously constrained portion of the transaction price.
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
Deferred Revenue: The Company records deferred revenue when a customer prepays for goods or services, or when the Company has an unconditional right to bill but has not yet delivered the performance obligation. Deferred revenue is primarily comprised of deposits on customer product orders yet to be delivered. The Company expects to recognize all of the deferred revenue within the next 12 months.
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
At September 30, 2026, the Company's financial instruments included cash, accounts receivable, accounts payable, accrued expenses, the derivative liability related to the Final Payment under the PD Credit Agreement (see Note 9) and the Term Loans. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments. The carrying amounts of the Term Loans approximate fair value due to the Term Loans bearing interest at a variable rate that reflects current market rates for debt with similar terms and credit risk. The derivative liability is measured at fair value on a recurring basis and is categorized within Level 3 of the fair value hierarchy. The Company had no assets measured at fair value on a recurring basis as of September 30, 2026, and no assets or liabilities are measured at fair value on a recurring basis as of December 31, 2025.
The following table presents the Company’s fair value information for liabilities measured at fair value on a recurring basis.

	As of September 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements
Derivative liability	$—	$—	556

As of September 30, 2026, the Company assessed the fair value of the derivative liability and determined that the change in fair value during the three months ended September 30, 2026 was not material. Accordingly, no adjustment to the carrying value was recorded for the period. The following is a roll forward of the derivative liability:

Balance at December 31, 2025	—
Noncash valuation of embedded derivative	556
Change in fair value	—
Balance at September 30, 2026	$556
The Company estimated the fair value of the derivative liability using a probability-weighted discounted cash flow model. The derivative liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs, which were as follows:

September 30, 2026
Probability of triggering event	90%
Expected timing of triggering event (years)	0.8 to 3.8
Weighted-average discount rate	15.6%
Net Loss Per Share
Net loss per share is computed using the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period including pre-funded warrants to purchase shares of common stock that were issued in an underwritten offering in November 2024 and the Private Placement in November 2025 (see Note 6). The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.0001 per share is non-substantive and exercise is virtually assured. Diluted net loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and warrants because their effect would be anti-dilutive due to the Company's net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potential shares outstanding that were not included in the computation of diluted net loss per common share, as the inclusion of these securities would have been anti-dilutive:

	September 30,
	2026	2025
Shares issuable upon exercise of stock options	2,914,574	1,006,478
Non-vested shares under restricted stock grants	—	25,000
Shares issuable upon exercise of warrants pursuant to debt financing	51,855	51,855
Shares issuable upon exercise of warrants pursuant to Torii amendment	50,000	50,000
Shares issuable upon exercise of Series A and B warrants pursuant to 2024 equity financing	2,387,703	4,775,406
Shares issuable upon exercise of Series C warrants pursuant to the Private Placement	2,951,241	—
Total	8,355,373	5,908,739
The Series A warrants expired unexercised in November 2025 and therefore are not included in the shares issuable upon exercise as of September 30, 2026.
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

Note 3 —Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$924	$974
Work in process	772	784
Finished goods	1,108	478
Total inventory	$2,804	$2,236

Note 4—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Gross to net reserves	$9,669	$8,562
Compensation and related costs	1,957	1,763
Professional fees	918	1,259
Commercial-related costs	1,048	550
Clinical trials and drug development	685	454
Inventory	334	130
Other current liabilities	33	119
Total accrued expenses and other current liabilities	$14,644	$12,837
Note 5—Commitments and Contingencies
Litigation
On June 6, 2022, plaintiff Kranthi Gorlamari ("Plaintiff") filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our then-current and former officers ("Defendants"). On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the YCANTH (VP-102) drug device and that such deficiencies posed a risk to the prospects for regulatory approval of YCANTH (VP-102) for the treatment of molluscum. The amended complaint sought unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022 (the "Class Period").
On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against the Company and the other individual defendant were sufficiently pled. On March 4, 2026, the Court granted Plaintiff's motion for class certification. On July 10, 2026, following mediation in June, the parties entered into a term sheet reflecting an agreement in principle to settle the litigation. On November 6, 2026, the parties executed a stipulation of settlement. On November 9, 2026, Plaintiff filed a motion for preliminary approval of the settlement. The settlement remains subject to customary conditions, including notice to the class and final court approval. The Company has recorded an accrued legal settlement liability of $4.0 million, representing the full amount of its estimated settlement obligation. Because the Company is the primary obligor under the term sheet and will be the primary obligor in the final settlement documents, the liability has been recognized on a gross basis and is presented as an accrued legal settlement liability in the consolidated balance sheets. The Company has also recognized a separate insurance recovery asset of $2.3 million, representing amounts that are probable of recovery under its directors' and officers' liability insurance policies. The insurance recovery asset is presented separately within current assets in the consolidated balance sheets. The net impact of the settlement, after consideration of the expected insurance recovery, was $1.7 million, which was recorded as legal settlement expense, net of insurance recovery, within operating expenses in the consolidated statements of operations for the nine months ended September 30, 2026.
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
Note 6—Stockholders’ Equity
Common Stock
The Company had authorized 200,000,000 shares of common stock, $0.0001 par value per share, as of September 30, 2026 and December 31, 2025. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and when declared by the Company's Board of Directors (the "Board").
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
Pre-funded Warrant Exercises
There were no pre-funded warrants exercised in the nine months ended September 30, 2026. Pre-funded warrants for 70,100, 191,248 and 44,300 shares of common stock were exercised in April 2025, July 2025, and August 2025, respectively.
Warrants
The following table summarizes the Company’s outstanding warrants, all of which are exercisable for shares of common stock:

	September 30, 2026
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
The OrbiMed warrants are eligible for a price adjustment if the Company consummates any share distribution at a price per common share less than the exercise price. As a result of the November 2024 Offering, the OrbiMed warrant exercise price was adjusted down to $34.50 per share. As a result of the Private Placement, the OrbiMed warrant exercise price was adjusted down to $23.55 per share. The Torii warrants become exercisable at different clinical milestones related to the global Phase 3 Program of YCANTH (VP-102) for the treatment of common warts (the "Program"). The related expense is recognized as research and development expense as costs are incurred for the Program under the R&D funding arrangement (see Note 10).
Note 7—Stock-Based Compensation
Stock-based compensation expense, which includes expense for options, including market-based options, and restricted stock units, has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$1,420	$431	$2,812	$1,804
Research and development	465	287	1,137	828
Cost of product revenue	11	—	33	—
Cost of license and collaboration revenue	11	—	35	—
Total stock-based compensation	$1,907	$718	$4,017	$2,632
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	1,353,918	$16.13	8.9	$1,181,200
Granted	1,717,113	7.45
Forfeited	(128,780)	8.50
Expired	(27,677)	14.46
Outstanding as of September 30, 2026	2,914,574	$11.37	8.9	$3,479
Options vested and exercisable as of September 30, 2026	537,263	$26.74	7.4	$403
The aggregate intrinsic value in the above table is calculated as the difference between the fair market value of the Company’s common stock price and, as of September 30, 2026, the exercise price of the stock options. Total options granted of 1,717,113 consist of 1,117,449 market-based stock option awards and 599,664 service-based option awards.

Service-Based Stock Option Awards
The weighted average grant date fair value per share for the employee and non-employee stock options granted during the nine months ended September 30, 2026 was $4.99. As of September 30, 2026, the total unrecognized compensation related to unvested stock option awards granted was $5.4 million, which the Company expects to recognize over a weighted-average period of 2.3 years.
Market-Based Stock Option Awards
In December 2025 and February 2026, the Board approved certain market-based stock option awards for members of the executive leadership team. The awards are subject to multiple substantive contingencies, including (i) approval by the Company's stockholders of an amendment to the 2018 Equity Incentive Plan (the "2018 Plan"), (ii) achievement of specified stock price-based vesting conditions, and (iii) continued service. In June 2026, the Company's stockholders approved the amendment to the 2018 Plan, as described in the Company's definitive proxy statement filed with the SEC, resulting in the satisfaction of the applicable approval contingency. As a result, 1,117,449 stock options were granted in June 2026, and the grant-date fair value of the awards was determined using a Monte Carlo simulation model to account for the stock price-based vesting conditions. No additional awards were granted during the quarter ended September 30, 2026. The Company recognized stock-based compensation expense of $1.0 million and $1.3 million related to these awards during the three and nine months ended September 30, 2026. As of September 30, 2026, the total unrecognized compensation related to unvested stock option awards granted was $3.6 million, which the Company expects to recognize over a weighted-average period of 1.1 years.
Restricted Stock Units
Compensation expense related to RSUs is recognized in the Company’s consolidated statements of operations based on the fair market value at the date of grant over the period expected to vest. No RSUs were granted, vested, or modified during the period, and as of September 30, 2026, there was no remaining unrecognized compensation expense related to RSUs.

Note 8—Leases
The Company leases office space located in West Chester, Pennsylvania that serves as the Company’s headquarters. The initial term expires on September 1, 2027. Base rent over the initial term is approximately $2.4 million, and the Company is also responsible for its share of the landlord’s operating expenses.
The Company entered into a fleet program to provide vehicles for its sales force. The vehicles are leased for a typical term of 48 months and classified as finance leases. The Company recorded $0.4 million and $1.0 million of additional right-of-use assets and $0.4 million and $1.0 million of additional right-of-use liabilities during the three and nine months ended September 30, 2026, respectively. There were no additional right-of-use assets or right-of-use liabilities recorded during the three and nine months ended September 30, 2025.
The components of lease expense are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$117	$88	$330	$252
Interest on lease liabilities	24	19	64	57
Total finance lease costs	$141	$107	$394	$309
Operating lease:
Operating lease costs	$85	$85	$256	$256
Maturities of the Company’s operating leases, excluding short-term leases, as of September 30, 2026 are as follows (in thousands):

	Operating	Finance
2026 (remaining 3 months)	$123	$173
2027	246	599
2028	—	401
2029	—	230
Thereafter	—	68
Total lease payments	369	1,471
Less imputed interest	(39)	(134)
Lease liability	$330	$1,337
The weighted average remaining lease term and discount rates for the Company's leases as of September 30, 2026 are as follows:

	Operating	Finance
Weighted average remaining lease term (years)	0.92	3.33
Weighted average discount rate	6.25%	7.61%

Note 9—Debt
PD Joint Holdings Credit Agreement
On August 3, 2026, the Company entered into the PD Credit Agreement, which provides for delayed-draw term loans of up to $12.5 million, increasing to $27.5 million upon the Company's achievement of specified milestone conditions (the "Term Loans"). On September 17, 2026, the Company borrowed $12.5 million under the facility. In October 2026, the Company achieved the specified milestone conditions, increasing total availability under the PD Credit Agreement to $27.5 million, of which $12.5 million has been funded and $15 million remains available to borrow. PD Joint Holdings, LLC Series 2016-B is an entity controlled by Paul B. Manning, a significant investor of the Company and Chairman of the Board.
The Term Loans mature on December 31, 2030 and bear interest at a variable rate equal to the greater of (a) one-month term SOFR (subject to a 4.50% floor) plus a margin of 8% (subject to step-downs to 7.50% and 7% upon achievement of specified YCANTH revenue conditions) and (b) 12.50% per annum. The PD Credit Agreement contains an annual YCANTH revenue covenant and a $5 million monthly minimum liquidity covenant. Absent an event of default, interest is not payable in cash but is paid in kind, capitalized into the principal balance quarterly in arrears, and is due at maturity. During an event of default, interest accrues at the base rate plus 3% and is payable in cash. The Term Loans are secured by a first-priority lien on substantially all assets of the Company.
Upon a triggering event, the Company must pay the Lender a fee (the “Final Payment”) equal to the amount, if any, by which a 16.00% gross internal rate of return on the Term Loans exceeds all interest (including accreted payment-in-kind, or PIK, interest), principal and fees previously paid. The Final Payment obligation survives repayment of the Term Loans and termination of the PD Credit Agreement. The Company accounts for the Final Payment as a freestanding derivative liability measured at fair value at each reporting date with changes in fair value recognized in other income (expense), net. The derivative liability is presented separately from the Term Loans in the accompanying consolidated balance sheet and is categorized within Level 3 of the fair value hierarchy. Its fair value is estimated using a probability-weighted discounted cash flow model; the significant unobservable inputs are the probability and expected timing of a triggering event and the discount rate. A reconciliation of the beginning and ending balances of the Level 3 derivative liability is presented in Note 2, Fair Value Measurements.
The proceeds of the Term Loans were allocated first to the derivative liability at its fair value of $0.6 million on the September 17, 2026 draw date, with the residual allocated to the Term Loans. The resulting discount of $0.6 million and issuance costs of approximately $0.4 million are presented as a direct deduction from the carrying amount of the Term Loans and are amortized to interest expense under the effective interest method through the December 31, 2030 maturity. At September 30, 2026, the carrying amount of the Term Loans was $11.6 million, comprising $12.5 million of principal and $0.1 million of capitalized paid-in-kind interest, less $0.9 million of unamortized discount and issuance costs. For the three and nine months ended September 30, 2026, the Company recognized interest expense related to the Term Loans of $0.1 million, consisting of paid-in-kind interest and amortization of the discount and issuance costs. No cash interest was paid on the Term Loans during the period.

Gross proceeds from Loan Facility	$12,500
Capitalized paid-in-kind interest	56
Less: unamortized debt discount and issuance costs	(920)
Total debt, net	$11,636

OrbiMed Credit Agreement
On July 26, 2023 (the "Closing Date"), the Company entered into a Credit Agreement (the "OrbiMed Credit Agreement"), by and between the Company, as borrower, and OrbiMed Royalty & Credit Opportunities IV, LP, a Delaware limited partnership (the "Initial Lender"). The Company borrowed $50.0 million under the OrbiMed Credit Agreement on July 26, 2023, resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction-related expenses.
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

For the three and nine months ended September 30, 2025, the Company recognized interest expense related to the OrbiMed Credit Agreement of $2.0 million and $6.3 million, respectively, of which $1.3 million and $4.3 million, respectively, was interest on the Term Loan and $0.7 million and $2.1 million, respectively, was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of the final payment fee.
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
As of September 30, 2026, the Company had received milestone payments from Torii in prior periods totaling $38.0 million, including an $8.0 million milestone payment in July 2025 and a $10.0 million milestone payment in September 2025, as described below. As of September 30, 2026, the Company is entitled to receive from Torii an additional $32.0 million in aggregate payments, contingent on achievement of specified regulatory and sales milestones, in addition to transfer price payments for supply of product, which will begin to be replaced by royalty payments as part of the manufacturing transfer. The transfer price and royalty payments shall be payable, on a product-by-product basis, beginning on the first commercial sale of such product and ending on the latest of (a) expiration of the last-to-expire valid claim contained in certain licensed patents in Japan that cover such product, (b) expiration of regulatory exclusivity for the first indication for such product in Japan, and (c) (i) with respect to the first product, ten years after first commercial sale of such product, and (ii) with respect to any other product, the later of (x) ten years after first commercial sale of the first product and (y) five years after first commercial sale of such product.
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
The Company recognized license and collaboration revenue of $1.2 million and $10.7 million for the three months ended September 30, 2026 and 2025, respectively, related to commercial supply and development activity in the current period and including milestone revenue in the prior period. The Company recognized license and collaboration revenue of $2.7 million and $18.9 million for the nine months ended September 30, 2026 and 2025, respectively. The cost of license and collaboration revenue consists of expenses incurred by the Company for commercial supply and to support development and testing services.
On May 14, 2024, the Company entered into the First Amendment to the Torii Agreement (the "First Amendment"). Pursuant to the First Amendment, the Company and Torii agreed on the framework of a cost sharing arrangement for the Program, with Torii paying all the costs of the Program when due and the Company repaying Torii half of the cost (the "Company Portion"). The results of the Program will be utilized by the Company in the filing of its new drug application with the FDA for YCANTH (VP-102) for the treatment of common warts. The Company Portion accrues interest annually at the greater of (i) the one-month SOFR plus 2% and (ii) 6%. Torii may recoup the Company's share of the costs plus applicable interest against certain development milestone payments in the Torii Agreement that would otherwise be due to the Company under the terms of the Torii Agreement. In addition, if Torii has not received payment or other recoupment in full of the Company Portion plus applicable interest within 60 months after August 20, 2025, the date on which Torii made its first payment for the Program costs, Torii may invoice the Company for the remaining Company Portion plus applicable interest.
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

On June 27, 2025, the Company entered into the Second Amendment to the Torii Agreement (the "Second Amendment"), which further revised the details of the cost sharing arrangement initially negotiated as part of the First Amendment. The Second Amendment accelerated an $8.0 million milestone payment, which was paid to the Company in July 2025, following Torii's approval of the study plan and execution of the agreement with the clinical research organization ("CRO"). The Company recognized revenue related to this milestone in the second quarter of 2025, when it became probable that the associated performance obligations were met. The milestone payment was initially conditioned upon the dosing of the first patient as part of the Program. In September 2025, Torii paid to the Company a $10.0 million milestone payment upon the approval of TO-208, referred to as YCANTH in the U.S., for molluscum contagiosum in Japan, in cash, rather than as an offset to costs of the Program as originally contemplated under the First Amendment. Torii will be paying the first $40.0 million of out-of-pocket costs when due, with the Company repaying to Torii half of such costs over time. Consistent with the First Amendment, to repay its portion of the costs of the Program, the Company will offset amounts otherwise due from Torii for future royalties, certain transfer price payments and remaining development milestones. To the extent the cost of the Program exceeds $40.0 million, the Company will pay such excess costs, up to a specified maximum amount, and Torii will repay to the Company half of such costs. The Second Amendment also sets forth that the Company will initiate a manufacturing transfer to Torii, which is expected to take several years and will allow Torii to produce YCANTH (TO-208) applicators to be sold in Japan. In the interim, Torii will continue to purchase applicators from the Company. After the transfer of at least one component of the manufacturing process, the Company will begin earning royalties related to net sales in Japan of applicators manufactured by Torii and/or its manufacturing partners in lieu of the transfer price for completed applicators.
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
The Company expenses the Deferred R&D Services within R&D expense as the services are performed by the CRO. Because the R&D Funding Liability is with a collaborator and the interest rate is below market, the Company is imputing interest expense using a 12% market rate of interest, and the difference between the market rate of interest and the rate being charged by Torii reduces research and development expense. Interest expense of $0.2 million and $0.5 million was recognized during the three and nine months ended September 30, 2026.
As part of the Program, the Company will also directly contract with third parties for certain clinical supply and distribution services that will be reimbursed by Torii and those reimbursements will be recognized as contra-research and development expense once incurred. For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $1.1 million as contra-research and development expense. Since the inception of the Program, the Company has recorded $1.9 million as contra-research and development expense related to this project.
For the three and nine months ended September 30, 2026, total program costs incurred under the arrangement were $7.4 million and $17.4 million, of which $3.7 million and $8.7 million represented the Company's share and was recognized as research and development expense. The remaining costs represented Torii's share of the program costs and were not reflected in the Company's Consolidated Statement of Operations. Since the inception of the Program, total program costs incurred under the arrangement were $19.6 million, of which $9.8 million represented the Company's share.
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

Medomie Agreement
In July 2026, the Company entered into an exclusive distribution, marketing and supply agreement with Medomie Pharma Ltd. ("Medomie") pursuant to which Medomie received the exclusive rights to seek regulatory approval for and commercialize YCANTH for the treatment of molluscum contagiosum in Israel. Under the agreement, the Company will manufacture and supply YCANTH to Medomie and receive a share of product sales as well as certain regulatory and commercial milestone payments. As of September 30, 2026, no sales royalties or milestone payments have been received.
Note 11—Related Parties
The Company's Chief Executive Officer, Jayson Rieger, and Chief Operating Officer, David Zawitz, are former employees of, and current consultants to, PBM Capital Group, LLC, an entity controlled by Paul B. Manning, a significant investor of the Company and Chairman of the Board. Transactions with Alpha 6 Innovations, LLC, an affiliate of Sean Stalfort who is a director of the Company, comprised $75,000 and $259,000 for the three and nine months ended September 30, 2026, of which $56,000 and $197,000 were pass through costs, and $120,000 and $246,000 for the three and nine months ended September 30, 2025, of which $74,000 and $179,000 were pass through costs.
On August 3, 2026, the Company entered into the PD Credit Agreement with PD Joint Holdings, LLC Series 2016-B, an entity controlled by Paul B. Manning, a significant investor of the Company and Chairman of the Board, and on September 17, 2026 the Company borrowed $12.5 million of Term Loans under the facility. The terms of the PD Credit Agreement, including the interest rate, maturity, covenants and the Final Payment, are described in Note 9. As of September 30, 2026, the Term Loans had a principal balance, including capitalized paid-in-kind interest, of $12.5 million and a carrying amount of $11.6 million, and the derivative liability for the Final Payment owed to PD Joint Holdings, LLC Series 2016-B was $0.6 million; both are presented as noncurrent liabilities in the consolidated balance sheet. For the three and nine months ended September 30, 2026, the Company recognized interest expense of $0.1 million related to the Term Loans, all of which was paid in kind, and paid $0.1 million of fees and expenses of PD Joint Holdings, LLC Series 2016-B in connection with the PD Credit Agreement, which were recorded as debt issuance costs.
On October 22, 2026, the Company achieved specified milestone conditions, increasing total availability under the PD Credit Agreement to $27.5 million, of which $12.5 million has been funded and $15.0 million remains available to borrow.

Note 12—Subsequent Events
The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.
On October 22, 2026, the Company achieved the specified milestone conditions under the PD Credit Agreement. As a result, the total amount available to the Company under the PD Credit Agreement increased from $12.5 million to $27.5 million. The Company borrowed the initial $12.5 million in September 2026, and the additional $15 million remains available to borrow, subject to customary conditions. See Note 9 for additional information.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission or the SEC, on March 11, 2026. Our consolidated financial statements have been prepared in accordance with U.S. GAAP.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," "may," "plan," "seek" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. In evaluating our business, you should carefully consider the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026, in this Quarterly Report under Part II - Item 1A "Risk Factors," and in our other filings with the SEC.
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
Commercial Product
We commercially launched YCANTH (VP-102) in August 2023 in the United States for the treatment of molluscum. We have built a specialized sales organization which as of October 31, 2026, consisted of approximately 50 employee sales representatives in the United States focused on pediatric dermatologists, dermatologists, pediatricians and select other primary care healthcare providers.
In the fourth quarter of 2025, we also launched YCANTHRx, a non-dispensing pharmacy, in order to streamline and simplify the provider experience by allowing offices to send YCANTH prescriptions to the same place, regardless of the patient's insurance coverage, for triage to an in-network dispensing pharmacy.
Additional Pipeline Products
YCANTH (VP-102) - Treatment of Common Warts
We are also advancing YCANTH (VP-102) for common warts through a separate regulatory approval process and have initiated a global Phase 3 program, or the Program, of YCANTH for the treatment of common warts with our partner, Torii. The first patient in the first Phase 3 clinical study (COVE-2) in the Program was dosed in the United States in December 2025, and the first patients were dosed in the second Phase 3 study (COVE-3) in the Program in the United States and Japan in June 2026. We announced in August 2026 that COVE-2 enrollment has been completed and we had achieved greater than 50% of COVE-3 enrollment and patients continue to be enrolled in COVE-3 and through the long-term follow up study (COVE-4). Top-line data is anticipated in the first quarter of 2027 for COVE-2, with the remaining top-line data from our Program expected to be available in mid-2027.
On October 20, 2025, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency provided positive feedback which supports the filing of a Marketing Authorization Application for YCANTH (VP-102) as a treatment for molluscum contagiosum in the EU with no requirement to complete additional clinical studies.
In July 2026, we entered into an exclusive distribution, marketing and supply agreement with Medomie Pharma Ltd., or Medomie, pursuant to which Medomie received the exclusive rights to seek regulatory approval for and commercialize YCANTH for the treatment of molluscum contagiosum in Israel. We currently retain all global rights to YCANTH outside of Japan and Israel and we are exploring non-dilutive partnerships to fund development and commercialization for YCANTH (VP-102) for the treatment of molluscum contagiosum, as well as for common warts if approved, in additional geographic regions outside of the United States and Japan.
VP-315 - Treatment of Basal Cell Carcinoma
We are also developing VP-315 for the treatment of BCC and potentially additional dermatological oncology indications. In November 2025, we presented additional data at the Society for Immunotherapy of Cancer 40th Annual Meeting, which showed that VP-315 induced a robust local immune response with both cell-mediated and humoral components, effectively shifting the tumor microenvironment from an immunosuppressive to an anti-tumor state, and additional data regarding the histologic assessment in non-injected lesions that suggests a potential abscopal-like effect. We have also presented at multiple dermatology conferences in 2026. There has been a growing interest in this program across a broad audience. We believe this reflects the high response rates observed in the study and the potential for VP-315 to change the paradigm for the treatment of BCC, particularly for patients wishing to avoid or reduce their surgical burden and recovery. Our enthusiasm is further supported by the suggested potential for less scarring and improved compliance versus other therapeutic options such as surgery and topicals, as either a primary or neoadjuvant treatment for superficial and nodular tumors. We have also continued to evaluate the abscopal response in 14 observed but not treated lesions in the Phase 2 study and have reported that 3 out of the 14 lesions had complete histologic clearance and that there was a 67% overall reduction in tumor size across all 14 lesions. If this overall product profile could be demonstrated in pivotal Phase 3 testing, we believe VP-315 has the potential to emerge as a non-surgical, immunotherapy treatment option for BCC and other skin cancers.
We have obtained feedback from the FDA from the end-of-Phase 2 meeting in 2025, which supports an efficient Phase 3 program and path to registration for VP-315. This includes two Phase 3 studies of approximately 100 subjects each in placebo-controlled studies with a primary endpoint of complete clearance at week 14. Additional long-term follow-up clinical studies will be needed post-approval. We believe these data, coupled with the EOP2 regulatory feedback, further support the clinical efficacy and histologic clearance observed in the Phase 2 BCC trial. These data support the advancement of the Phase 3 Program and we have initiated clinical and chemistry, manufacturing and controls, or CMC, activities to prepare for commencement of Phase 3 clinical trials. We may also pursue non-dilutive strategic partnerships to help fund the development and commercialization of VP-315.
We are also exploring the potential of VP-315 to treat patients with Gorlin syndrome, a rare disease that leads to dozens or hundreds of BCCs over the patient’s lifetime, often presenting them with substantial surgical fatigue. We believe our foundational data in sporadic BCC provides promise for the potential benefit of VP-315 to Gorlin patients, and we will provide more details as the clinical protocol and anticipated timelines are finalized.
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
On July 26, 2023, we entered into the OrbiMed Credit Agreement, pursuant to which we borrowed $50.0 million under the OrbiMed Loan Facility (as defined in Note 9), resulting in net proceeds of approximately $44.1 million after payment of certain fees and transaction-related expenses. Amounts borrowed under the OrbiMed Loan Facility were scheduled to mature on July 26, 2028. On November 25, 2025, following the Private Placement described below, we fully extinguished the OrbiMed Loan Facility by paying a cash settlement amount of $35.0 million.

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
On August 3, 2026, we entered into a credit agreement, or the PD Credit Agreement, with PD Joint Holdings, LLC Series 2016-B, or the Lender, which provides for delayed-draw term loans of up to $12.5 million, increasing to $27.5 million upon our achievement of specified milestone conditions, or the Term Loans. On September 17, 2026, we borrowed $12.5 million under the facility. On October 22, 2026, we achieved the specified milestone conditions, increasing total availability under the PD Credit Agreement to $27.5 million, of which $12.5 million has been funded and $15 million remains available to borrow. The Lender is an entity controlled by Paul B. Manning, a significant investor of our company and Chairman of the Board.
As of September 30, 2026, we had cash of $14.4 million. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.
We plan to secure additional capital in the future through equity or debt financings, partnerships, or other sources to carry out our planned commercial and development activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate continued and future commercialization efforts and/or research and development programs.
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of September 30, 2026, we had an accumulated deficit of $360.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
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

A summary of our significant accounting policies is disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. However, we believe that the additional accounting policies disclosed in Note 2 to our consolidated financial statements are important to understanding and evaluating our reported financial results.
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

Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	For the Three Months Ended September 30,
	2026	2025	Change
Total revenue
Product revenue, net	$5,697	$3,607	$2,090
License and collaboration revenue	1,217	10,737	(9,520)
Total revenue	6,914	14,344	(7,430)
Operating expenses:
Cost of product revenue	583	754	(171)
Cost of license and collaboration revenue	565	355	210
Selling, general and administrative	10,356	9,403	953
Research and development	7,577	2,205	5,372
Total operating expenses	19,081	12,717	6,364
(Loss) income from operations	(12,167)	1,627	(13,794)
Other expense:
Interest income	45	159	(114)
Interest expense	(285)	(2,094)	1,809
Change in fair value of derivative liability	—	34	(34)
Total other expense, net	(240)	(1,901)	1,661
Net loss	$(12,407)	$(274)	$(12,133)
Product Revenue, Net
Product revenue, net was $5.7 million for the three months ended September 30, 2026, compared to $3.6 million for the three months ended September 30, 2025. The increase in product revenue, net was primarily due to higher deliveries of YCANTH to our distribution partners, consistent with growth in dispensed applicator unit volume, as well as improved yield resulting from reduced spending on our co-pay assistance program.
License and Collaboration Revenue
License and collaboration revenue was $1.2 million for the three months ended September 30, 2026, compared to $10.7 million for the three months ended September 30, 2025. License and collaboration revenue for the three months ended September 30, 2026 consisted primarily of commercial supply. License and collaboration revenue for the three months ended September 30, 2025 consisted of a one-time $10.0 million milestone payment from Torii as well as supplies and development activity.
Cost of Product Revenue
Cost of product revenue for the three months ended September 30, 2026 and 2025 was $0.6 million and $0.8 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).
Cost of License and Collaboration Revenue
Cost of license and collaboration revenue was $0.6 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. Cost of license and collaboration revenue consisted of commercial product and supplies and development activity with Torii.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.4 million for the three months ended September 30, 2026, compared to $9.4 million for the three months ended September 30, 2025. Excluding the impact of stock-based compensation, expenses were comparable to the prior-year period. The following table summarizes our selling, general and administrative expense for the three months ended September 30, 2026 and 2025 (in thousands).

	For the Three Months Ended September 30,
	2026	2025	Change
Commercial (including payroll)	$5,610	$4,976	$634
General and administrative (including payroll)	3,326	3,996	(670)
Stock-based compensation	1,420	431	989
Selling, general and administrative expense	$10,356	$9,403	$953

Research and Development Expenses
Research and development expenses were $7.6 million for the three months ended September 30, 2026, compared to $2.2 million for the three months ended September 30, 2025. Excluding the impact of stock-based compensation, the increase of $5.2 million was primarily due to an increase of $3.7 million in non-cash expense related to the Program, in addition to an increase of $1.3 million of expense related to chemistry, manufacturing and controls costs across YCANTH and VP-315.
The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the three months ended September 30, 2026 and 2025. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Three Months Ended September 30,
	2026	2025	Change
YCANTH (VP-102)	$1,389	$304	$1,085
VP-315	387	197	190
Common warts	3,990	16	3,974
Stock-based compensation	465	287	178
Other unallocated expenses	1,346	1,401	(55)
Research and development expense	$7,577	$2,205	$5,372
Interest Income
Interest income was $45,000 and $0.2 million for the three months ended September 30, 2026, and September 30, 2025, respectively. The decrease of $0.1 million was primarily due to lower cash balances.
Interest Expense
Interest expense was $0.3 million for the three months ended September 30, 2026, compared to $2.1 million for the three months ended September 30, 2025. The decrease of $1.8 million was primarily related to the settlement of the OrbiMed Loan Facility and termination of the OrbiMed Credit Agreement in November 2025, as discussed in Note 9 to our consolidated financial statements, partially offset by imputed interest on the R&D funding liability under the Torii Agreement and $0.1 million of interest expense, consisting of paid-in-kind interest and amortization of discount and issuance costs, on the Term Loans borrowed under the PD Credit Agreement on September 17, 2026.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	Change
Total revenue
Product revenue, net	$15,080	$11,563	$3,517
License and collaboration revenue	2,719	18,922	(16,203)
Total revenue	17,799	30,485	(12,686)
Operating expenses:
Cost of product revenue	1,562	1,517	45
Cost of license and collaboration revenue	1,353	523	830
Selling, general and administrative	30,694	27,103	3,591
Research and development	17,471	6,335	11,136
Legal settlement, net of insurance recovery	1,698	—	1,698
Total operating expenses	52,778	35,478	17,300
Loss from operations	(34,979)	(4,993)	(29,986)
Other expense:
Interest income	357	724	(367)
Interest expense	(609)	(6,428)	5,819
Change in fair value of derivative liability	—	886	(886)
Other expense	(11)	(1)	(10)
Total other expense, net	(263)	(4,819)	4,556
Net loss	$(35,242)	$(9,812)	$(25,430)
Product Revenue, Net
Product revenue, net was $15.1 million for the nine months ended September 30, 2026, compared to $11.6 million for the nine months ended September 30, 2025. The increase in product revenue, net was primarily related to an increase in deliveries of YCANTH to our distribution partners commensurate with an increase in dispensed applicator unit volume.
License and Collaboration Revenue
License and collaboration revenue was $2.7 million for the nine months ended September 30, 2026, compared to $18.9 million for the nine months ended September 30, 2025. License and collaboration revenue for the nine months ended September 30, 2026, consisted primarily of commercial supply. License and collaboration revenue for the nine months ended September 30, 2025, consisted of $18.0 million in milestone payments as well as supplies and development activity.
Cost of Product Revenue
Cost of product revenue for the nine months ended September 30, 2026 and 2025 was $1.6 million and $1.5 million, respectively, consisting primarily of product costs related to the sale of YCANTH (VP-102).
Cost of License and Collaboration Revenue
Cost of license and collaboration revenue was $1.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. Cost of license and collaboration revenue consisted of commercial product and supplies and development activity with Torii.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $30.7 million for the nine months ended September 30, 2026, compared to $27.1 million for the nine months ended September 30, 2025. Excluding the impact of stock-based compensation, the increase of $2.6 million was primarily a result of increased commercial spend related to the expansion of the sales force.
The following table summarizes our selling, general and administrative expense for the nine months ended September 30, 2026 and 2025 (in thousands).

	For the Nine Months Ended September 30,
	2026	2025	Change
Commercial (including payroll)	16,983	13,604	$3,379
General and administrative (including payroll)	10,899	11,695	$(796)
Stock-based compensation	2,812	1,804	1,008
Selling, general and administrative expense	$30,694	$27,103	$3,591

Research and Development Expenses
Research and development expenses were $17.5 million for the nine months ended September 30, 2026, compared to $6.3 million for the nine months ended September 30, 2025. Excluding the impact of stock-based compensation, the increase of $10.8 million was primarily due to an increase of $9.0 million in costs related to the Program as well as an increase of $1.5 million in chemistry, manufacturing and controls costs.
The following table summarizes our research and development expense by product candidate or, for unallocated expenses, by type, for the nine months ended September 30, 2026 and 2025. Unallocated expenses include compensation and other personnel-related costs (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	Change
YCANTH (VP-102)	$2,475	$1,015	$1,460
VP-315	588	391	197
Common warts	8,998	(50)	9,048
Stock-based compensation	1,137	828	309
Other unallocated expenses	4,273	4,151	122
Research and development expense	$17,471	$6,335	$11,136
Legal Settlement, net of Insurance Recovery
An agreement in principle was reached to settle certain legal proceedings, and for the nine months ended September 30, 2026, $1.7 million was recorded representing the net expected impact after the insurance recovery. There was no expense related to legal settlements in the nine months ended September 30, 2025.
Interest Income
Interest income was $0.4 million and $0.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The decrease of $0.4 million was primarily due to lower cash balances.
Interest Expense
Interest expense was $0.6 million for the nine months ended September 30, 2026 compared to $6.4 million for the nine months ended September 30, 2025. The decrease of $5.8 million was primarily related to the settlement of the OrbiMed Loan Facility and termination of the OrbiMed Credit Agreement in November 2025, as discussed in Note 9 to our consolidated financial statements. Interest expense for the nine months ended September 30, 2026 includes $0.3 million of imputed interest on the R&D funding liability under the Torii Agreement and $0.1 million of interest expense on the Term Loans borrowed under the PD Credit Agreement on September 17, 2026.

Liquidity and Capital Resources
As of September 30, 2026, we had cash of $14.4 million. Since our inception, we have incurred negative cash flows from our operations. We have financed our operations since inception primarily through sales of our convertible preferred stock, sales of our common stock, and $38.0 million from the Torii Agreement, which includes $8.0 million received in July 2025 and $10.0 million received in September 2025.
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
On August 3, 2026, we entered into the PD Credit Agreement with PD Joint Holdings, LLC Series 2016-B, referred to herein as the Lender, an entity controlled by Paul B. Manning, our Chairman of the Board and a significant investor, which provides for delayed-draw Term Loans of up to $12.5 million, increasing to $27.5 million upon the Company's achievement of specified milestone conditions, referred to herein as the Term Loans. On September 17, 2026, the Company borrowed $12.5 million under the facility. On October 22, 2026, we achieved the specified milestone conditions, increasing total availability under the PD Credit Agreement to $27.5 million, of which $12.5 million has been funded and $15 million remains available to borrow. The Term Loans mature on December 31, 2030, bear interest at a variable rate with a 12.5% per annum minimum, and interest is paid in kind by capitalization into principal rather than in cash, absent an event of default. The PD Credit Agreement requires mandatory prepayments from specified cash flows and proceeds, requires repayment in full upon specified triggering events, at which time we also owe the Lender the Final Payment, and contains an annual YCANTH revenue covenant and a $5 million monthly minimum liquidity covenant. We were in compliance with these covenants as of September 30, 2026. See Note 9 to our consolidated financial statements for additional information.
Cash Flows
The following table summarizes our cash flows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(27,480)	$(13,036)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	11,989	(12,196)
Net decrease in cash and restricted cash	$(15,491)	$(25,232)
Operating Activities
During the nine months ended September 30, 2026, operating activities used $27.5 million of cash, primarily resulting from a net loss of $35.2 million partially offset by the non-cash change in obligation for the R&D funding arrangement of $7.8 million, non-cash stock-based compensation of $4.0 million, and the amortization of right-of-use assets related to operating and financing leases of $0.6 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $6.0 million, an increase in insurance recovery asset of $2.3 million, an increase in inventory of $0.6 million and a decrease in accounts payable of $1.0 million, partially offset by the change in legal settlement accrual of $4.0 million, increase in accrued expenses and other current liabilities of $1.8 million and an increase in deferred revenue of $0.3 million.

During the nine months ended September 30, 2025, operating activities used $13.0 million of cash, primarily resulting from a net loss of $9.8 million partially offset by non-cash stock-based compensation of $2.6 million and non-cash interest expense of $2.1 million. Net cash used by changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $7.0 million and an increase in prepaid expenses and other assets of $1.3 million partially offset by an increase in deferred revenue of $1.6 million.
Investing Activities
We did not use any cash in investing activities during the nine months ended September 30, 2026 and 2025.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities of $12.0 million was primarily due to $12.5 million of proceeds from the issuance of the Term Loans under the PD Credit Agreement, partially offset by the payment of $0.2 million of related debt issuance costs and $0.3 million of finance lease repayments.

During the nine months ended September 30, 2025, net cash used in financing activities of $12.2 million was primarily due to the repayment of debt related to the OrbiMed Credit Agreement.
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
We have incurred substantial operating losses since inception and expect to continue to incur significant losses for the foreseeable future and may never become profitable. As of September 30, 2026, we had an accumulated deficit of $360.2 million. We believe our cash of $14.4 million as of September 30, 2026, together with the $15.0 million of additional borrowing capacity that became available on October 22, 2026, upon the Company’s achievement of the specified milestone conditions under the PD Credit Agreement entered into on August 3, 2026, would be sufficient to extend our cash runway into the fourth quarter of 2027, without giving effect to any potential clinical trial costs related to any study of VP-315 for the treatment of Gorlin syndrome. Based on our current business plan and current capital resources, combined with the uncertainty regarding the availability of additional funding, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. We plan to address the conditions that raise substantial doubt regarding our ability to continue as a going concern by, among other things, utilizing borrowings available under the PD Credit Agreement, subject to the terms and conditions thereof, and obtaining additional funding through equity offerings, debt financing, collaborations, strategic alliances and/or licensing arrangements. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements, and timing, will depend on many factors, including:
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
Contractual Obligations and Commitments
As of September 30, 2026, there have been no material changes to our contractual obligations and commitments as previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 3.     Quantitative and Qualitative Disclosures About Market Risks
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risks.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On June 6, 2022, plaintiff Kranthi Gorlamari, or Plaintiff, filed a putative class action complaint captioned Gorlamari v. Verrica Pharmaceuticals Inc., et al., in the U.S. District Court for the Eastern District of Pennsylvania against us and certain of our then-current and former officers, or Defendants. On January 12, 2023, the Plaintiff filed an amended complaint alleging that Defendants violated federal securities laws by, among other things, failing to disclose certain manufacturing deficiencies at the facility where our contract manufacturer produced bulk solution for the YCANTH (VP-102) drug device and that such deficiencies posed a risk to the prospects for regulatory approval of YCANTH (VP-102) for the treatment of molluscum. The amended complaint sought unspecified compensatory damages and other relief on behalf of Plaintiff and all other persons and entities which purchased or otherwise acquired our securities between May 19, 2021 and May 24, 2022.
On January 12, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the amended complaint. The Court held that Plaintiff’s claims relating to statements made in May and June 2021 were sufficiently pled, but dismissed Plaintiff’s claims relating to all other statements made during the Class Period. On January 26, 2024, Plaintiff filed a second amended complaint in an attempt to cure certain of the deficiencies identified in the January 12, 2024 ruling. On September 3, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss the second amended complaint. The Court dismissed Plaintiff’s claims related to one of the two individual defendants but held that Plaintiff’s claims against us and the other individual defendant were sufficiently pled. On March 4, 2026, the Court granted Plaintiff's motion for class certification. On July 10, 2026, following mediation in June, the parties entered into a term sheet reflecting an agreement in principle to settle the litigation. On November 6, 2026, the parties executed a stipulation of settlement. On November 9, 2026, Plaintiff filed a motion for preliminary approval of the settlement. The settlement remains subject to customary conditions, including notice to the class and final court approval. We recorded an accrual legal settlement liability of $4.0 million representing the full amount of our estimated settlement obligation. We also recorded an insurance recovery asset of $2.3 million representing amounts probable of recovery under our directors' and officers' liability insurance policies. As a result, the net expected impact to us is approximately $1.7 million. Subject to execution of final settlement documents, notice to the class and court approval, we expect the primary insurer for the applicable directors' and officers' liability insurance policies to fund its portion of the settlement amount directly into an escrow account established in connection with the settlement. We expect to fund our obligations from available cash resources.
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

Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 11, 2026. During the third quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors except as set forth below.
We may not be able to generate sufficient cash to service our indebtedness or borrow additional funds pursuant to our PD Credit Agreement.
We have entered into the PD Credit Agreement, pursuant to which the Lender has committed to provide up to $27.5 million of financing. We borrowed the initial $12.5 million in September 2026, and the remaining $15.0 million became available in October 2026 upon our achievement of certain specified milestones, subject to customary conditions. Our obligations under the PD Credit Agreement are secured by all or substantially all of our assets.
The PD Credit Agreement contains a number of covenants that, among other things, will limit or restrict our ability to: create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate, or consolidate; make acquisitions, investments, advances, or loans; dispose of or transfer assets; pay dividends; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; enter into certain restrictive agreements; and make certain capital expenditures. The PD Credit Agreement also contains customary financial covenants, including (i) a minimum annual YCANTH revenue covenant and (ii) a minimum liquidity covenant requiring us to maintain at least $5.0 million of liquidity at all times. For purposes of the minimum liquidity covenant, liquidity may consist of cash, accounts receivable, or any combination thereof.

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
Our ability to satisfy our payment obligations or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the PD Credit Agreement could result in an event of default, which could result in an acceleration of amounts due under the PD Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lender could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.
 In addition, if we are unable to borrow additional funds pursuant to the PD Credit Agreement, it could negatively impact our ability to fund our operations.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

VERRICA PHARMACEUTICALS INC.

November 13, 2026	By:	/s/ Jayson Rieger
Jayson Rieger
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ John J. Kirby
John J. Kirby
Interim Chief Financial Officer
(Interim Principal Financial Officer)